Form 10-Q
period 2009-01-31
MED CONTROL
filed 2009-02-23
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                              Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [  ] (Do not check if a smaller reporting Company)  Smaller reporting Company [x]

Indicate by check mark whether the registrant is a shell Company (as defined in rule 12b-2 of the Exchange Act).                                                          Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 17, 2009, the registrant had 6,190,500 shares of common stock, $0.001 par value, issued and outstanding.

MED CONTROL, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

January 31, 2009

(Unaudited)

MED CONTROL, INC.

(A Development Stage Enterprise)

BALANCE SHEET

	As of January 31, 2009 (Unaudited)	As of July 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 446	$ 6,000
Total current assets	446	6,000

Total assets	446	$ 6,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,742	$ 1,500
Due to related party	1,622	1,222
Total current liabilities	5,364	2,722

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 6,190,500 and 6,000,000 shares of common stock, respectively	6,190	6,000
Additional paid in capital	3,620
Deficit accumulated during the development stage	(14,728)	(2,722)

Total stockholders’ deficit	(4,918)	3,278

	$ 446	$ 6,000

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	Three months ended January 31, 2009 (Unaudited)	Six months ended January 31, 2009 (Unaudited)	From inception (July 1, 2008) through January 31, 2009 (Unaudited)

REVENUE		$ -	$ -

EXPENSES
General and administrative	(1,167)	(3,006)	(2,278)
Professional fees	(5,000)	(9,000)	(12,450)
Total expenses	(6,167)	(12,006)	(14,728)

NET LOSS	$ (6,167)	$ (12,006)	$ (14,728)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,091,019	6,091,019

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM JULY 1, 2008 (INCEPTION) TO JANUARY 31, 2009

	Common Stock		Additional paid in	Deficit accumulated during the development	Total stockholders’
	Number of shares	Amount	capital	stage	deficit

Balance, July 1, 2008	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share July 1, 2008	6,000,000	6,000	-	-	6,000
Common stock issued for cash at $0.02 per share – October/November 2008	190,500	190	3,620	-	3,810
Net loss				(14,728)	(14,728)

Balance, January 31, 2009 (Unaudited)	6,190,500	$ 6,190	$ 3,620	$ (14,728)	$ (4,918)

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended January 31, 2009 (Unaudited)	Six months ended January 31, 2009 (Unaudited)	From July 1, 2008 (Inception) through January 31, 2009 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,167)	$ (12,006)	$ (14,728)
Accounts payable and accrued liabilities	2,742	2,242	3,742

NET CASH USED IN OPERATING ACTIVITIES	(3,425)	(9,764)	(10,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	-	400	1,622
Issuance of common stock	3,810	3,810	9,810

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,810	4,210	11,432

NET INCREASE (DECREASE) IN CASH	385	(5,554)	446

CASH, BEGINNING OF PERIOD	61	6,000	-

CASH, END OF PERIOD	$ 446	$ 446	$ 446

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Med Control, Inc. (the Company”) was incorporated on July 1, 2008 in the State of Nevada and established a fiscal year end of July 31. The Company is a development stage enterprise organized to help elderly persons to get a healthier life by providing easy-handling and reliable products. The main intended product is called “Med Time”, an electronic and portable device aimed to control the right amount and the schedule of the medications which an elderly person has to take. The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2009 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended January 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009. For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 for the year ended July 31, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statement of operations, stockholders' deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency is U.S. dollars.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since July 1, 2008 (Inception) through January 31, 2009 of ($14,728). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of January 31, 2009, the Company had issued 6,000,000 Founder’s shares at $0.001 per share for net receivable funds to the Company of $6,000 and 190,500 common shares at $0.02 per share for net receivable funds of $3,810.

The officers and directors have committed to advancing certain operating costs of the Company.

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in theacquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 could have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “ Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60 ”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE 3 – STOCKHOLDER’S DEFICIT

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of January 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 1, 2008, the sole Director purchased 6,000,000 shares of the common stock in the Company at $0.001 per share for $6,000.

During the quarter ended January 31, 2009, the Company issued 190,500 Common shares at $0.02 per share for $3,810.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2009 and July 31, 2008, the Company received advances from a Director in the amount of $1,622 and $1,222, respectively to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended January 31, 2009, we had $446 of cash on hand. We incurred operating expenses in the amount of $6,167 in the quarter ended January 31, 2009. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 2,500,000 of or our common stock for sale to the public. Our registration statement became effective on September 26, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of January 31, 2009, we have raised $3,810 from the sales of our common stock.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Med Control is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Med Control having to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because Med Control is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Med Control cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Med Control common stock would lose all of their investment.

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

 Off Balance Sheet Arrangement

Our President, Eliane Mayumi Kato has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of an advance which is unsecured and non-interest bearing with no set terms of repayment.. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Ms. Kato’s expression is neither a contract nor agreement between her and the Company.

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

As of January 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as January 31, 2009 and communicated the matters to our management.

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

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turnover issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on September 10, 2008.
*	Included in Exhibit 31.1

________________

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED CONTROL, INC.

BY:	/s/ Eliane Mayumi Kato

Eliane Mayumi Kato

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated: February 20, 2009