Form 10-Q
period 2009-04-30
MED CONTROL
filed 2009-06-02
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                          Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2009, the registrant had 6,190,500 shares of common stock, $0.001 par value, issued and outstanding.

MED CONTROL, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

April 30, 2009

(Unaudited)

MED CONTROL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	As of April 30, 2009 (Unaudited)	As of July 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 24	$ 6,000
Total current assets	24	6,000

Total assets	24	$ 6,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 5,000	$ 1,500
Due to related party	3,622	1,222
Total current liabilities	8,622	2,722

Total liabilities	8,622	2,722

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 6,190,500 and 6,000,000 shares of common stock, respectively	6,190	6,000
Additional paid in capital	3,620	-
Deficit accumulated during the development stage	(18,408)	(2,722)

Total stockholders’ equity (deficit)	(8,598)	3,278

Total liabilities and stockholders’ equity	$ 24	$ 6,000

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2009	Nine months ended April 30, 2009	From inception (July 1, 2008) through April 30, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	(180)	(4,686)	(5,908)
Professional fees	(3,500)	(11,000)	(12,500)
Total expenses	(3,680)	(15,686)	(18,408)

NET LOSS	$ (3,680)	$ (15,686)	$ (18,408)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,120,143	6,142,143

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (JULY 1, 2008) TO APRIL 30, 2009

	Common Stock		Additional	Deficit accumulated during the development	Total stockholders’
	Number of shares	Amount	paid in capital	stage	deficit

Balance July 1, 2008	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share July 1, 2008	6,000,000	6,000	-	-	6,000
Net loss				(2,722)	(2,722)

Balance July 31, 2008 (Audited)	6,000,000	6,000	-	(2,722)	3,278

Common stock issued for cash at $0.02 per share – October/November 2008	190,500	190	3,620	-	3,810
Net loss				(15,686)	(15,686)

Balance April 30, 2009 (Unaudited)	6,190,500	$ 6,190	$ 3,620	$ (18,408)	$ (8,598)

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2009	From inception (July 1, 2008) through April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,686)	$ (18,408)
Accounts payable and accrued liabilities	3,500	5,000

NET CASH USED IN OPERATING ACTIVITIES	(12,186)	(13,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	2,400	3,622
Issuance of common stock	3,810	9,810

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,210	13,432

NET INCREASE (DECREASE) IN CASH	(5,976)	24

CASH, BEGINNING OF PERIOD	6,000	-

CASH, END OF PERIOD	$ 24	$ 24

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

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

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2009 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended April 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009. For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 for the year ended July 31, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statement of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency is U.S. dollars.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (July 1, 2008) through April 30, 2009 of ($18,408). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of April 30, 2009, the Company had issued 6,000,000 Founder’s shares at $0.001 per share for net receivable funds to the Company of $6,000 and 190,500 common shares at $0.02 per share for net receivable funds of $3,810.

The officers and directors have committed to advancing certain operating costs of the Company.

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

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

April 30, 2009

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

As of April 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 1, 2008, the sole Director purchased 6,000,000 shares of the common stock in the Company at $0.001 per share for $6,000.

During the quarter ended January 31, 2009, the Company sold 190,500 common shares at $0.02 per share for $3,810.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of April 30, 2009 and July 31, 2008, the Company received advances from a Director in the amount of $3,622 and $1,222, respectively to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

MED CONTROL, INC. ("Med Control", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on July 01, 2008. The Company is a development stage company whose mission is to help elderly people get a healthier life, by providing easy-handling and reliable products. Our main intended product is called “Med Time”, an electronic and portable device aimed to control the doses and schedules of medications taken by elderly individuals.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended April 30, 2009 we had $24 of cash on hand. We incurred operating expenses in the amount of $3,680 for the quarter ended April 30, 2009. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 2,500,000 shares of our common stock for sale to the public. Our registration statement became effective on September 26, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

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

After raising enough funds the following steps would be necessary to be accomplished in order for Med Control to become fully operational:

•

Develop the Med Time prototype and do all the necessary tests including the regulation research. Over the subsequent months, Med Control plans to roll a market research before starting the manufacturing process of the products. This would help to get more information and a better perspective of the possible success of Med Time in the market. This phase would take approximately 6 months.

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

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and have no current material commitments.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carryout its business plan. Our President, Eliane Mayumi Kato, has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mrs. Kato’s expression is neither a contract nor agreement between her and the company.

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

As of April 30, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2009 and communicated the matters to our management.

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

Eliane Mayumi Kato

President, Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated: May 21, 2009