Form 10-K
period 2009-07-31
MED CONTROL
filed 2009-09-25
CIK 1444310

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number	333-153402

Med Control, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2964607

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

112 North Curry Street, Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code	(775) 333-1182

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.       Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 14, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $9,810.

	TABLE OF CONTENTS
		Page
		Number
	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	5
Item 4	Submission of Matters to a Vote of Security Holders	5

PART IV

Item 15	Exhibits and Financial Statement Schedules	23

PART 1

Item 1: Business

Overview

Med Control, Inc. (“Med Control”, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit company on July 1, 2008 and established a fiscal year end of July 31. We are a development-stage company, whose mission is to help elderly persons get a healthier life, by providing easy-handling and reliable products.

Our main intended product is called “Med Time”, an electronic and portable device aimed to control the doses and schedules of medications taken by elderly individuals.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

General

Our main product is called “Med Time”, an electronic and portable device aimed to control the right doses and schedules of medications taken by elderly individuals. Its projected main features are:

•	There are 2 project types of Med Time: Med Time Home and Med Time Portable. One can have 3 storage capacities up to 5, 10 or 15 different medicines;
•	The storage compartments can receive drops, pills, liquid or even powder;
•	Med Time may have a large, 320x480 color touch screen, which the person uses to access and program the device for the different prescriptions, according to the doctor directions;
•	128MB of non-volatile flash memory to store programs and personal files;
•	One USB port to upload new programs or new prescriptions in MS Excel or Word format;
•	Wi-Fi 802.11b wireless technology, allowing connection to computers (for programming) or even the internet (updating routines or information download);
•	Long-life rechargeable lithium ion and AC adapter for power supply.

Our president has invested $6,000 in the Company. A total of 34 other investors have invested a further $3,810 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

The following steps would be necessary to be accomplished in order for Med Control to become fully operational:

•

Develop the Med Time prototype and do all the necessary tests including the regulation research. Over the subsequent months, Med Control plans to roll a market research before starting the manufacturing process of the products. This would help to get more information and a better perspective of the possible success of Med Time in the market. This phase would take approximately 6 months. Potential investors should realize that as of the date of this Prospectus, Med Control is currently in the process of developing the prototype and at this time it is not fully functional.

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

Although management believes the above timeframes for the related business steps are conservative and can likely be accomplished by Med Control, potential investors should be aware that several unforeseen or unanticipated delays may stop Med Control from accomplishing the above-described steps such as:

•	Problems may arise during the development of the Internet website with the programming and testing that management cannot overcome, creating a time delay and additional costs; and

•	Med Control may find that potential investors are unreceptive to its business plan and have no interest in investing funds.

The Company has raised $9,810 in cash to initiate its business plan through the sale of its common stock. The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan. If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum. We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located 112 North Curry Street, Carson City, Nevada, 89703.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of July 31, 2009, the Company had thirty-four (35) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our July 31, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “July 31, 2009 Audited Financial Statements - Auditors Report.”

As of July 31, 2009, Med Control had $24 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Med Control is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Med Control having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Med Control is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Med Control cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Med Control common stock would lose all of their investment.

The development and marketing of our products will start over the next 12 months. Med Control does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended July 31, 2009. As of the fiscal year ended July 31, 2009 we had $24 of cash on hand in the bank. We incurred operating expenses in the amount of $19,849 in the fiscal year ended July 31, 2009. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $22,571.

Med Control has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $50,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $8,500 over this same period. The officer and director, Eliane Mayumi Kato has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured advance. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Med Control, Inc.

Carson City, Nevada

We have audited the accompanying balance sheets of Med Control, Inc. (A Development Stage Enterprise) as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (July 1, 2008) to July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Control, Inc. (A Development Stage Enterprise) as of July 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (July 1, 2008) to July 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

September 1, 2009

2580 Anthem Village Drive, Henderson, NV 89052

Telephone (702) 563-1600 ? Facsimile (702) 920-8049

MED CONTROL, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

July 31, 2009

MED CONTROL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

(Audited)

	As of July 31, 2009	As of July 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 24	$ 6,000
Total current assets	24	6,000

Total assets	24	$ 6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 6,500	$ 1,500
Due to related party	6,285	1,222
Total current liabilities	12,785	2,722

Total liabilities	12,785	2,722

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 6,190,500 and 6,000,000 shares of common stock, respectively	6,190	6,000
Additional paid in capital	3,620	-
Deficit accumulated during the development stage	(22,571)	(2,722)

Total stockholders’ equity (deficit)	(12,761)	3,278

Total liabilities and stockholders’ equity (deficit)	$ 24	$ 6,000

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Audited)

	Year ended July 31, 2009	Year ended July 31, 2008	From inception (July 1, 2008) through July 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	(5,349)	(22)	(5,371)
Professional fees	(14,500)	(2,700)	(17,200)
Total expenses	(19,849)	(2,722)	(22,571)

NET LOSS	$ (19,849)	$ (2,722)	$ (22,571)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,136,489	6,000,000

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (JULY 1, 2008) TO JULY 31, 2009

	Common Stock		Additional	Deficit accumulated during the	Total
	Number of shares	Amount	paid in capital	development stage	stockholders’ deficit

Balance July 1, 2008	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share July 1, 2008	6,000,000	6,000	-	-	6,000
Net loss				(2,722)	(2,722)

Balance July 31, 2008 (Audited)	6,000,000	6,000	-	(2,722)	3,278

Common stock issued for cash at $0.02 per share – October/November 2008	190,500	190	3,620	-	3,810
Net loss				(19,849)	(19,849)

Balance July 31, 2009 (Audited)	6,190,500	$ 6,190	$ 3,620	$ (22,571)	$ (12,761)

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended July 31, 2009	Year ended July 31, 2008	From inception (July 1, 2008) through July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,849)	$ (2,722)	$(22,571)
Accounts payable and accrued liabilities	5,000	1,500	6,500

NET CASH USED IN OPERATING ACTIVITIES	(14,849)	(1,222)	(16,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	5,063	1,222	6,285
Issuance of common stock	3,810	000	9,810

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,873	7,222	16,095

NET INCREASE (DECREASE) IN CASH	(5,976)	(6,000)	24

CASH, BEGINNING OF PERIOD	6,000	-	-

CASH, END OF PERIOD	$ 24	$ 6,000	$ 24

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

July 31, 2009
(Audited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s functional currency is U.S. dollars.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (July 1, 2008) through July 31, 2009 of ($22,571). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. The Company is funding its initial operations by way of issuing Founder’s shares. As of July 31, 2009, the Company had issued 6,000,000 Founder’s shares at $0.001 per share for net receivable funds to the Company of $6,000 and 190,500 common shares at $0.02 per share for net receivable funds of $3,810.

The officers and directors have committed to advancing certain operating costs of the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

July 31, 2009
(Audited)

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

July 31, 2009

(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements- Continued

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the second quarter of Fiscal 2009 and do not expect it to have a material impact on our financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

July 31, 2009

(Audited)

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in theacquire, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquire at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

NOTE 3 – STOCKHOLDER’S DEFICIT

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of July 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 1, 2008, the sole Director purchased 6,000,000 shares of the common stock in the Company at $0.001 per share for $6,000.

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

July 31, 2009

(Audited)

NOTE 3 – STOCKHOLDER’S DEFICIT-(continued)

During the month of September 2008, the Company sold 20,000 common shares at $0.02 per share for $400.

During the month of October 2008, the Company sold 113,000 common shares at $0.02 per share for $2,260.

During the month of November 2008, the Company sold 57,500 common shares at $0.02 per share for $1,150.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2009 and July 31, 2008, the Company received advances from a Director in the amount of $6,285 and $1,222, respectively to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

As of July 31, 2009 and 2008, the Company had a federal operating loss carry forward of $22,571 and $2,722 respectively, which begins to expire around 2028. The provision for income taxes consisted of the following components for the year ended July 31:

		2009	2008
Current:
	Federal	$ -	$ -
	State	$ -	$ -

Deferred:		$ -	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at July 31:

Deferred tax assets:	2009	2008

Net operating loss carry forward	$ 22,571	$ 2,722

Total deferred tax assets	7,900	953

Less: valuation allowance	(7,900)	(953)

Net deferred tax assets	$ -	$ -

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

July 31, 2009

(Audited)

NOTE 5 – INCOME TAXES (Continued)

The valuation allowance for deferred tax assets as of July 31, 2009 and 2008 was $7,900 and $953 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of July 31, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at July 31:

2009	2008

Federal statutory tax rate	(35.0)%	(35.0)%

Permanent difference and other	________35.0%	_______35.0%

Effective tax rate	-	-

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants, operating from their offices in Henderson, NV. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer. Based on that Evaluation she concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of July 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of July 31, 2009 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. Eliane Mayumi Kato has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Eliane Mayumi Kato, the Company officer and director.

The names, addresses, ages and positions of our present officer and our director are set forth below:

Name	Age	Position(s)
Eliane Mayumi Kato	31	President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Eliane Mayumi Kato has held her offices/positions since inception of our company.

Background of officers and Directors

Eliane Mayumi Kato

Eliane Mayumi Kato has a bachelor degree in Physiotherapy, a master degree in Neurology from University of Sao Paulo - USP and she is also specialized in Gerontology at Federal University of Sao Paulo - Unifesp.

Ms. Kato has over 5 years of work experience in diverse disciplines including Physiotherapy and occupational therapy (gerontology), acting in the general healthy area.

Besides working as a physiotherapist, she has been a University professor and a member of Behavior and Cognitive Neurology Group from Clinicas Hospital / Medical college of University of Sao Paulo (HC/FMUSP) and also a member of Cognitive Disorders Reference Center from FMUSP. Ms. Kato is author of a book called “Fisioterapia nas Demências” (Dementia Physiotherapy).

Mrs. Kato is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current director and officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current director and officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Med Control, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.	Executive Compensation.

Our current director and executive officer and director have not and do not receive any compensation and have not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or directors. Our executive officer and directors have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Eliane Mayumi Kato, Rua Loefgreen 1654, ap 113 Sao Paulo, SP, Brasil 04040-002	6,000,000	70.5%
	All Beneficial Owners as a Group (1 person)	6,000,000	70.5%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current director and officer and there is no assurance that the services to be provided by her will be available for any specific length of time in the future. Mrs. Kato anticipates devoting at a minimum of ten to fifteen percent of her available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.	Principal Accountant Fees and Services.

For the fiscal year ended July 31, 2009, we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of the financial statements. For the fiscal year ended July 31, 2008, review of the financial statements for the periods ended October 31, 2008, January 31, 2009 and April 30, 2009; we incurred approximately $6,500 in fees to our independent accountants. For review of our financial statements for the quarter ended July 31, 2009 we incurred approximately $3,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended July 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

23.1	Consent of De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants,

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Med Control, Inc.

BY:	/s/ Eliane Mayumi Kato

Eliane Mayumi Kato

President, Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated: September 14, 2009