Form 10-Q
period 2009-10-31
MED CONTROL
filed 2009-12-10
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Yes |☒ No ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2009, the registrant had 6,190,500 shares of common stock, $0.001 par value, issued and outstanding.

MED CONTROL, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

October 31, 2009

(Unaudited)

MED CONTROL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	As of October 31, 2009 (Unaudited)	As of July 31, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 24	$ 24
Total current assets	24	24

Total assets	$ 24	$ 24

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,500	$ 6,500
Due to related party	9,785	6,285
Total current liabilities	17,285	12,785

Total liabilities	17,285	12,785

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 6,190,500 and 6,190,500 shares of common stock, respectively	6,190	6,190
Additional paid in capital	3,620	3,620
Deficit accumulated during the development stage	(27,071)	(22,571)

Total stockholders’ deficit	(17,261)	(12,761)

Total liabilities and stockholders’ deficit	$ 24	$ 24

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2009	Three months ended October 31, 2008	From inception (July 1, 2008) through October 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	-	(1,089)	(5,371)
Professional fees	(4,500)	(4,750)	(21,700)
Total expenses	(4,500)	(5,839)	(27,071)

NET LOSS	$ (4,500)	$ (5,839)	$ (27,071)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING-BASIC	6,190,500	6,017,578

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (JULY 1, 2008) TO OCTOBER 31, 2009

(Unaudited)

	Common Stock		Additional	Deficit accumulated during the	Total
	Number of shares	Amount	paid in capital	development stage	stockholders’ deficit

Balance July 1, 2008	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share July 1, 2008	6,000,000	6,000	-	-	6,000
Net loss				(2,722)	(2,722)

Balance July 31, 2008	6,000,000	6,000	-	(2,722)	3,278

Common stock issued for cash at $0.02 per share – October/November 2008	190,500	190	3,620	-	3,810
Net loss				(19,849)	(19,849)

Balance July 31, 2009	6,190,500	$ 6,190	$ 3,620	$ (22,571)	$ (12,761)

Net loss				(4,500)	(4,500)

Balance October 31, 2009 (unaudited)	6,190,500	$ 6,190	$ 3,620	$ (27,071)	$ (17,261)

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended October 31, 2009	Three Months ended October 31, 2009	From inception (July 1, 2008) through October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,500)	$ (5,839)	$ (27,071)
Changes in assets and liabilities
Accounts payable and accrued liabilities	1,000	500	7,500
NET CASH USED IN OPERATING ACTIVITIES	(3,500)	(5,339)	(19,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	3,500	400	9,785
Issuance of common stock	-	-	9,810

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,500	400	19,595

NET INCREASE (DECREASE) IN CASH	-	(5,939)	24

CASH, BEGINNING OF PERIOD	24	6,000	-

CASH, END OF PERIOD	$ 24	$ 61	$ 24

The accompanying notes are an integral part of these financial statements

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

October 31, 2009

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

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2009 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended October 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 31, 2009.

The Company has evaluated subsequent events through November 24, 2009, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (July 1, 2008) through October 31, 2009 of ($27,071). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

The Company is funding its initial operations by way of issuing Founder’s shares. As of October 31, 2009, the Company had issued 6,000,000 Founder’s shares at $0.001 per share for net receivable funds to the Company of $6,000 and 190,500 common shares at $0.02 per share for net receivable funds of $3,810.

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

October 31, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of October 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

MED CONTROL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

October 31, 2009

(Unaudited)

NOTE 3 – STOCKHOLDERS’ DEFICIT (continued)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of October 31, 2009 and July 31, 2008, the Company received advances from a Director in the amount of $9,785 and $6,285, respectively to pay for incorporation costs and filing fees and other expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended October 31, 2009, we had $24 of cash on hand. We incurred operating expenses in the amount of $4,500 for the quarter ended October 31, 2009. These operating expenses were comprised of professional fees and office and general expenses.

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

As of October 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the

Company's Chief Financial Officer in connection with the review of our financial statements as of October 31, 2009 and communicated the matters to our management.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.2	Section 1350 Certification of Chief Financial Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on September 10, 2008.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED CONTROL, INC.

BY:	/s/ Eliane Mayumi Kato

Eliane Mayumi Kato

President, Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated: December 10, 2009