Form 10-Q
period 2010-01-31
AMBICOM HOLDINGS, INC
filed 2010-03-17
CIK 1444310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 333-153402

AMBICOM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2964607
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

405 River Oaks Parkway.  San Jose, CA 95134 (408) 321-0822
(Address of principal executive offices)

(408) 321-0822
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 8, 2010, the registrant had 46,250,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of January 31, 2010 and July 31, 2009 (Unaudited)	4-5

Condensed Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2010 and 2009 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2010 and 2009 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended January 31, 2010 and 2009 (Unaudited)	8

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(Unaudited)
	January 31,	July 31,
	2010	2009

Current assets:
Cash and cash equivalents	$263,347	$131,713
Accounts receivable, net of allowance for doubtful accounts of $11,832 as of January 31, 2010 and July 31, 2009	490,961	277,522
Inventory ssset	164,976	33,383
Other receivables, current	398	10,300
Prepaid expenses and other current assets	7,062	90,589
Total current assets	926,744	543,507

Property and equipment, net	13,137	9,304
Deposit	4,138	4,138
Total assets	$944,019	$556,949

See accompanying notes to the condensed consolidated financial statements

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
(Unaudited)

	January 31,	July 31,
	2010	2009

Current liabilities:
Accounts payable and accrued liabilites	$19,868	$39,300
Accounts payable - other	33,083	33,289
Unearned revenue	135	135
Income tax payable	349	(451)
Due to related party	139,785	165,000
Revolving line of credit	94,000	-
Current - notes payable	130,000	150,000
Total current liabilities	417,220	387,273

Long term - notes payable	175,000	235,000

Total liabilities	592,220	622,273

Stockholders’ equity:
Common stock, $0.001 par value; 1,050,000,000 shares authorized; 46,250,000 and 20,000,000 shares issued and outstanding at January 31, 2010 and July 31, 2009, respectively	46,125	20,000
Preferred stock A, $0.001 per share; 9,400,000 shares authorized; 7,050,000 shares issued and outstanding at January 31, 2010 and July 31, 2009	7,050	7,050
Preferred stock B, $0.001 per share 2,600,000 shares authorized; 2,600,000 shares issued and outstanding at January 31, 2010 and July 31, 2009	2,600	2,600
Additional paid in capital	10,886,477	10,573,064
Foreign currency impact
Accumulated deficit	(10,574,217)	(10,669,489)
Total stockholders’ equity	351,799	(65,324)
Total Liabilities & Equity	$944,019	$556,949

See accompanying notes to the condensed consolidated financial statements

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009

Sales	$869,951	$678,627	$1,646,802	$1,370,381

Cost of goods sold	433,034	581,576	833,347	967,402

Gross profits	436,917	97,051	813,456	402,979

EXPENSES
Depreciation	695	140,473	1,535	140,486
Professional fees	54,431	210	101,886	12,012
Selling and general expenses	306,447	291,025	588,442	632,348
Total expenses	361,572	431,708	691,863	784,846

Income from operations	75,345	(334,657)	121,593	(381,868)

Other income (expense)
Other income	763	822,942	801	833,803
Service income	653	1,720	1,454	4,158
Other expense	(18,184)	(1,796)	(20,423)	(1,796)
Interest expense, net	(6,232)	(5,374)	(9,177)	(11,016)
Net other income (expense)	(23,000)	817,493	(27,345)	825,149

Income before income tax	52,345	482,835	94,248	443,281

Provision for income tax	800	4,470	800	4,169

Net income (loss)	$51,545	$478,365	$93,448	$439,112

Net income (loss) per share - basic	$0.00	$0.02	$0.00	$0.02

Net income (loss) per share - diluted	$0.00	$0.02	$0.00	$0.01

Weighted average shares outstanding — basic	24,850,543	20,000,000	22,425,272	20,000,000

Weighted average shares outstanding — diluted	42,154,293	29,650,000	37,108,444	29,650,000

See accompanying notes to the condensed consolidated financial statements

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2010 AND 2009
(UNAUDITED)
	Six Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net income	$93,448	$439,112
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt	-	-
Depreciation and amortization	1,535	139,910
Stock-based compensation	41,861	5,783

Decrease / (Increase) in operating assets:
Accounts receivable	(213,439)	(100,811)
Inventory	(131,591)	546,261
Other receivable	(90)	3,882
Prepaid expense	83,527	333,055
Deposit

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	(26,969)	(1,380,570)
Accrued payable - other	(206)	(24,627)
Unearned revenue	-	-
Income tax payable	800	(3,718)

Net cash provided by (used in) operating activities	(151,125)	(34,281)

Cash flows from investing activities:
Due to shareholders	(35,000)	165,000
Capital expenditures	(5,361)	-

Net cash used in investing activities	(40,361)	165,000

Cash flows from financing activities:
Proceeds from sale of common stock	461,190	-
Cash used in reverse merger, net of cash received	(136,228)	-
Proceeds from (Payments on) line of credit	94,000	-
Payments on notes payable	(80,000)	(182,468)

Net cash provided by (used in) financing activities	338,962	(182,468)

Net increase (decrease) in cash and cash equivalents	147,476	(51,749)
Cash and cash equvalents, beginning of year	131,713	79,442
Effects of foreign currency translation	(15,843)	29,737

Cash and cash equivalents, end of year	$263,347	$57,431

Supplemental information:
Interest	$9,290	$11,183

See accompanying notes to the condensed consolidated financial statements

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 AND 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

AmbiCom Holdings, Inc. (“AmbiCom Holding” or the ‘Company”) was incorporated as Med Control, Inc. (“Med control”) under the laws of the State of Nevada on July 1, 2008.  Med Control was a development stage enterprise until January 15, 2010.  All of Med Control’s activities prior to January 15, 2010 related to its organization, initial funding and share issuances.  On January 15, 2010, Med Control Inc. changed its name to AmbiCom Holdings Inc.

On January 15, 2010, the Company acquired AmbiCom Acquisition Corp. a privately owned Nevada corporation (“AmbiCom”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  AmbiCom was organized under the laws of the State of Nevada on July 29, 2008.  AmbiCom is a holding company whose operating company, AmbiCom, Inc., is a designer and developer of wireless products focusing on the wireless medical industry.  AmbiCom’s wireless modules and devices are based on its innovative application software and Wi-Fi or Bluetooth technologies.

Pursuant to the terms of the Exchange, the Company acquired AmbiCom from the AmbiCom equity holders in exchange for an aggregate of 20,000,000 newly issued shares of Common Stock, 7,050,000 shares of the Company’s Series A Preferred Stock, 2,600,000 shares of Series B Preferred Stock an option to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock at the purchase price of $.01 per share and warrants to purchase 500,000 shares of Common Stock at the exercise price of $0.50 per share (collectively, the “Exchange Shares”).  As a result of the Exchange, the AmbiCom equity holders surrendered all of their issued and outstanding capital stock of AmbiCom in consideration for the Exchange Shares and AmbiCom became a wholly-owned subsidiary of the Company.

Simultaneously upon the Closing, the Company closed an offering (the “Offering”) of its Common Stock at a price of $0.40 per share for an aggregate of 1,250,000 shares of Common Stock for aggregate offering price of $500,000.

In addition, contemporaneously with the Closing, the Company and our former principal stockholder, Elaine Mayumi Kato, split-off its wholly owned subsidiary, MCI Acquisition Corp., a newly-formed Nevada corporation (“MCAC”), whereby the Company assigned all of its previous operating assets to MCAC in consideration for the assumption of all of the Company’s liabilities to Ms. Kato, who is currently the principal shareholder of MCI and the retirement and cancellation of Ms. Kato’s 6,000,000 shares of Common Stock pursuant to the terms and conditions of a split-off agreement by and among the Company, Ms. Kato, and MCAC (the “Split-Off Agreement”).

Following the issuance of the Exchange Shares and the retirement of Ms. Kato’s shares pursuant to the Split-Off Agreement, the former stockholders of AmbiCom and/or their designees now beneficially own approximately fifty-five percent (55%) of the total outstanding shares of Common Stock, and after giving effect to the conversion of the Series A and Series B in accordance with their respective terms (and the satisfaction of certain conditions to the conversion of such shares) seventy-six percent (76%) of the total outstanding shares of Common Stock on a fully-diluted basis.

Details of the Company’s subsidiaries as of January 31, 2010 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

AmbiCom Acquisition Corporation	Nevada July 29, 2008	Wholly-owned subsidiary of Med Control	Investment holding company

AmbiCom, Inc.	California August 1, 1997	Wholly-owned subsidiary of AmbiCom	Designer and developer of wireless products focusing on the wireless medical industry

Inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the SEC. The July 31, 2009 consolidated balance sheet was derived from unaudited financial statements included in Form 8-K, but does not include all disclosures required by accounting principles generally accepted in the United States, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008 and unaudited consolidated financial statements and the notes thereto for the year ended July 31, 2009 included in the Company’s Current Report on Form 8-K. The results of operations for the three and six months ended January 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future period.

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by AmbiCom, under the purchase method of accounting, and was treated as a recapitalization with AmbiCom as the acquirer.  Upon consummation of the Exchange, the Company adopted the business plan of AmbiCom.  Accordingly, the condensed consolidated statements of operations include the results of operations of Ambicom and its subsidiaries from August 1, 2009 and 2008, and the results of operations of Med Control from the acquisition date through January 31, 2010.

NOTE 3 – Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

a) Description of Business - The Company is a leading designer and developer of wireless technologies which emphasize wireless medical and other wireless products.

b) Segment Information - The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a client by client basis. The Company respectively derives all significant revenues from single reportable operating segment of business. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least annually, whether the Company continues to have one single reportable segment.

c) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material to the financial statements. Estimates are used primarily in determining the depreciable lives of fixed assets, inventory valuation and warranty liability. In addition, estimates form the basis for the reserves for sales allowances, accounts receivable and inventory.  Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience and current and expected economic conditions.

d) Cash and Cash Equivalents - The Company considers all highly liquid investments and time deposits with original maturities of three months or less when purchased to be cash equivalents. All cash and cash equivalents are maintained with nationally recognized financial institutions.

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. As of January 31, 2010 and July 31, 2009, accounts receivable are shown net of an allowance for doubtful accounts of $11,832 and $11,832, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

g)  Income Taxes - The Company accounts for income taxes pursuant to the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109.  The calculation of the Company's tax provision involves the application of complex tax rules and regulations within multiple jurisdictions. The Company's tax liabilities include estimates for all income-related taxes that the Company believes are probable and that can be reasonably estimated. To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement. If the Company's income tax estimates are overstated, income tax benefits will be recognized when realized.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

h) Revenue Recognition - Sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. The Company analyzes sales returns in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists”. The Company is able to make reasonable and reliable estimates of product returns for sales based on the Company’s past history. Sales, provisions for estimated sales returns and the cost of products sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances.

i) Shipping and Handling Costs – Shipping and handling costs are included in cost of sales.

j) Research and Development Costs - Research and development costs are expensed as incurred.

k) Royalty Expense – The Company enters into license agreements from time to time that allow it to use certain trademarks and trade names on certain of its products. These agreements require the Company to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company’s accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and its estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time.  The Company did not incur any royalty expense during the three and six months ended January 31, 2010 and 2009.

l) Stock-Based Compensation - The Company adopted SFAS No. 123R “Share-Based Payment”. As permitted, the Company elected to adopt disclosure-only provisions of SFAS No. 123R and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123”. Under the provisions of SFAS 123R, compensation expense is recognized based on the fair value of options on the grant date.

m) Fair Value of Financial Instruments - FASB Statement No. 157, “Fair Value Measurements”, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value due to their short-term nature.

n) Translation of Foreign Currency - The Company accounts for its foreign operations in accordance with SFAS No. 52, “Foreign Currency Translation”. For the branch, non-monetary balance sheet items and related income statements items are translated at historical exchange rates, while monetary balance sheet items are translated at current exchange rates. Remaining income statement items, other than monetary, are translated at the weighted average exchange rate during the year. Deferred taxes are not provided on translation gains and losses where the Company expects earnings of a foreign branch to be permanently reinvested.

o) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.  The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of January 31, 2010 and July 31, 2009, the management does not believe they are exposed to any significant risk on their cash balances.  The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.  One customer accounted for 78% of accounts receivable as of January 31, 2010, while two customers accounted for 41% of accounts receivable as of July 31, 2009.  One customer accounted for 78% and 75% of the revenues for the three months ended January 31, 2010 and 2009, respectively.  One customer accounted for 48% and 66% of the revenues for the six months ended January 31, 2010 and 2009, respectively.  Two vendors accounted for 82% and 81% of accounts payable as of January 31, 2010 and July 31, 2009.  One vendor accounted for 90% and 91% of the purchases for the three months ended January 31, 2010 and 2009, respectively.  One vendor accounted for 91% and 91% of the purchases for the six months ended January 31, 2010 and 2009, respectively.

p) Reclassification - Certain accounts were reclassified from the prior year. The purpose of the reclassification is to give a more accurate representation of the Company’s operation. The reclassifications did not effect the representation of the Company’s overall performance.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2007, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2008. The adoption  of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued SFAS No. 141 (revised 2008), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations and changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. Most of the provisions of SFAS 141R apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160, amends the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS 160, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. SFAS 160 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied; however, presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In June 2009, the FASB issued new accounting guidance related to accounting standards codification and the hierarchy of GAAP the “FASB Accounting Standards Codification” (“Codification”), , to become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This guidance reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. The guidance is effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s consolidated financial statements. The only impact will be that references to authoritative accounting literature will be in accordance with the new numbering system prescribed by the Codification.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – Net Comprehensive Income (Loss)

Net comprehensive income (loss) includes the Company’s net income (loss), as well as accumulated other comprehensive income (loss) on foreign currency translation adjustments. Net comprehensive income (loss) for the six months ended January 31, 2010 and 2009, was as follows:

	Six Months Ended January 31,
	2010	2009

Net income (loss)	$93,448	$439,112
Net change in foreign currency translation adjustments	(15,843)	29,737

Net comprehensive income (loss)	$77,605	$468,849

NOTE 5 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $263,347 and $131,713 at January 31, 2010 and July 31, 2009, respectively.  Our working capital was $509,524 and $156,234 at January 31, 2010 and July 31, 2009, respectively.

Preferred Stock

The Company's Amended Articles of Incorporation authorizes the issuance of 50,000,000 shares of Preferred Stock, par value $0.001 per share, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. There are currently 7,050,000 shares of Series A outstanding and options to acquire an options to purchase an additional 2,350,000 shares of Series A issued and outstanding.

6% Series B Convertible, Redeemable Preferred Stock

The Company has authorized a total of 2,600,000 shares of 6% Series B Convertible, Redeemable Preferred Stock (the “Series B”).  The Series B accrues annual dividends at the rate of 6% per year in shares of Common Stock at the dividend conversion rate of $1.00.  The Series B, together with any unpaid dividends, is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series B converted.  Following the second anniversary of the Exchange, the Series B, together with any unpaid dividends, shall be convertible into Common Stock at the conversion price of forty cents ($0.40) or seventy percent (70%) of the daily volume weighted average price of the Common Stock wo shares of Common Stock for the twenty trading days immediately prior to the conversion.  The Series B is redeemable by the Company, at any time prior to December 31, 2015, in cash at the redemption rate of $1.00 per share of Series B plus any accrued and unpaid dividends.  On December 31, 2015, all outstanding shares of Series B shall be redeemed by the Company at a per share redemption price equal to $1.00 per share of Series B plus an amount of Common Stock equal to the amount of the accrued and unpaid dividend thereon.  The Series B has a liquidation preference of $2,600,000 and ranks prior to the Series A and the Common Stock.  The Series B votes on an “as converted” basis.  There are currently rights to receive 2,600,000 shares of Series B outstanding.

Warrants

As of January 31, 2010, there were warrants outstanding to purchase 500,000 shares of Common Stock at the exercise price of $0.50.

Options

As of January 31, 2010, there were options outstanding to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock at a purchase price of $.01 per share.  The outstanding options were issued in October 2009 and are fully vested.

For the three months and six months ended January 31, 2010, based on the fair value of stock options vested during the period, the company recognized stock option expense of $0 and $41,861.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 70%; expected life of 4 years; and, all option grants without payment of dividends.

2010 Equity Plan

On January 15, 2010, our Board and Stockholders approved and adopted the 2010 Equity Plan (the “2009 Plan”). A copy of the 2010 Plan is attached as Exhibit [10.4] to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2010.

The 2010 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2010 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Incentive Stock Options”), non-qualified stock options (the “Nonqualified Stock Options”), stock appreciation rights (“SARs”) and restricted stock awards (the “Restricted Stock Awards”), which are restricted shares of Common Stock (the Incentive Stock Options, the Nonqualified Stock Options, the SARs and the Restricted Stock Awards are collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2010 Plan for 10 years from the Effective Date.

From time to time, we may issue Incentive Awards pursuant to the 2010 Plan.  Each of the awards will be evidenced by and issued under a written agreement.

The Board reserved a total of 2,277,778 shares of our Common Stock for issuance under the 2010 Plan. If an incentive award granted under the 2010 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

The number of shares subject to the 2010 Plan, any number of shares subject to any numerical limit in the 2010 Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

As of January 31, 2010, no options were issued or outstanding under the terms of the 2010 Plan.

Common Stock

On January 15, 2010, the Company's Amended and Restated its Articles of Incorporation to authorize the issuance of 1,050,000,000 shares of common stock, $.001 par value per share, of which 46,250,000 shares and 20,000,000 were outstanding as of January 31, 2010 and July 31, 2009.

NOTE 6 – Related Party Transactions and Gain on Settlement

Shareholder
Notes payable to shareholders were as follows as of January 31, 2010 and July 31, 2009:

	January 31, 2010	July 31, 2009
Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest is due in Sept. 2010	$100,000	$105,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest is due in March 2010		30,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest is due in January 2011	30,000	30,000

Total	$130,000	$165,000

Litigation settlement
The Company had an ongoing litigation over accounts receivable and payables with Ambeon Corporation, a related party by virtue of common ownership, from 2004. The dispute was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company and settlement income of $843,572 was realized in year 2008. As of January 31, 2010, the company has paid $255,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year ending July 31:
2010	$70,000
2011	115,000
2012	60,000
2013	60,000

Total	$305,000

NOTE 7 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred.

	January 31, 2010	July 31, 2009

Furniture and fixture	$14,941	$13,658
Machinery and equipment	25,311	21,191
Software	357,221	357,221

	397,473	392,069
Accumulated depreciation	(384,336)	(382,765)

Property and equipment, net	$13,137	$9,304

Note 8 – Line of Credit

The Company has a $600,000 line of credit with a bank that matures on April 30, 2010. Borrowings outstanding from this credit line were $94,000 and $0 as of January 31, 2010 and July 31, 2009 and bear interest at the bank’s prime rate plus 0.75%. This line of credit is collateralized by substantially all of the Company’s assets and is guaranteed by the shareholder.

The Company incurred interest expense of $6,500 and $11,750 during the six months ended January 31, 2010 and 2009.  The loan agreement includes requirements for certain level of financial ratios.

Note 9 - Notes Payable

Notes payable consist of the following as of January 31, 2010 and July 31, 2009:

	January 31, 2010	July 31, 2009

Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.
The payments are due by 2013	$305,000	$385,000

Note payable to a former Med Control shareholder	$9,785

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest is due in March 2010	-	30,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest in due in Jan 2011	30,000	30,000

Note payable to an employee, bearing interest at 10% per annum. The principal and interest is due in Sep 2010.	100,000	105,000

Total notes payable	444,785	550,000

Current portion	269,785	315,000

Total long-term notes payable	$175,000	$235,000

Note 10 – Income Taxes

The consolidated income tax expense for the three and six month periods ended January 31, 2010 and 2009 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending July 31, 2010 and 2009, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes , prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements a liability for tax uncertainty if it is not more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2009. There have been no material changes in unrecognized tax benefits at January 31, 2010. The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly for the remainder of fiscal 2009.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of January 31, 2010, the statute of limitation for examining the Company’s federal income tax returns has not expired for the years ended December 31, 2006 through 2009. As of January 31, 2010, the statutes of limitation for tax examinations in the state of California have not expired for tax returns filed for the years ended December 31, 2005 through 2009.

Income Tax Expense: Income tax expense for the three months ended January 31, 2010 and 2009 was $800 and $4,470, respectively.  Income tax expense for the six months ended January 31, 2010 and 2009 was $800 and $4,169.   Our effective tax rate is based upon state minimum tax rates and alternative minimum taxes.

Note 11 – Commitments and Contingencies

The Company leases its office and warehouse. The maturity date for the lease is January 2011. The minimum rental commitments under the lease are as follows:

Year ending July 31:
2010	$31,200
2011	31,500

Total	$122,400

The rent expense for the three months ended January 31, 2010 and 2009 was $15,600 and $15,000, respectively and for the six months ended January 31, 2010 and 2009 was $30,750 and $29,700, respectively..

NOTE 12 – Subsequent Events

On February 23, 2010 the Company changed the symbol under which its common stock is quoted on the OTC Bulletin Board to ABHI.OB from MCNC.OB

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Forward Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of words such as the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described as “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Acquisition and Reorganization

On January 15, 2010, AmbiCom Holdings Inc. (“AmbiCom Holding”, the ‘Company”, “us”, “our” or “we”) completed the acquisition of AmbiCom, and the business of AmbiCom was adopted as our business. As such, the following Management Discussion is focused on the current and historical operations of AmbiCom, and excludes the prior operations of the Registrant.

Overview

AmbiCom is a designer and developer of wireless products focusing on the wireless medical industry.  AmbiCom’s wireless modules and devices are based on the Company’s proprietary innovative application software and Wi-Fi and Bluetooth® technologies.  AmbiCom’s focus is on the development of products for the healthcare industry.  The Company believes that there exits unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service.  AmbiCom will also continue to develop and explore solutions for non-healthcare applications.

We principally generate revenue from selling our products into healthcare markets.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009

Sales	100%	100%	100%	100%

Cost of goods sold	50%	86%	51%	71%

Gross profits	50%	14%	49%	29%

EXPENSES
Depreciation	0%	21%	0%	10%
Professional fees	6%	0%	6%	1%
Selling and general expenses	35%	43%	36%	46%
Total expenses	42%	64%	42%	57%

Income from operations	9%	-49%	7%	-28%

Other income (expense)
Other income	0%	121%	0%	61%
Service income	0%	0%	0%	0%
Other expense	-2%	0%	-1%	0%
Interest expense, net	-1%	-1%	-1%	-1%
Net other income (expense)	-3%	120%	-2%	60%

Income before income tax	6%	71%	6%	32%

Provision for income tax	0%	1%	0%	0%

Net income (loss)	6%	70%	6%	32%

Revenue

Revenue is derived from sales of our wireless device products. These products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, and PCI Express Mini Module.  In addition to the wireless medical device business, a portion of our revenue comes from our high quality mobile wireless products.  Total revenue for the three and six months ended January 31, 2010 and 2009 is summarized in the following table:

	Three Months Ended January 31,				Six Months Ended January 31,
	2010	2009	Change in Dollars	Change in Percent	2010	2009	Change in Dollars	Change in Percent

Total revenue	$869,951	$678,627	$191,324	28%	$1,646,802	$1,370,381	$276,422	20%

Revenue increased by $191,324 and $276,422 for the three and six months ended January 31, 2010, over comparable periods in 2009, respectively. The increase for both comparisons was primarily due to increased sale of our products to our customers.  We expect that our revenue will vary from period to period, depending in part on the adoption of wireless device products by our customers.

Customer Concentration Information
We have derived the majority of our revenue from a limited number of customers.  For the three and six months ended January 31, 2010, one customer accounted for more than 10% of total revenues. For the three and nine months ended January 31, 2009, one and two customers accounted for more than 10% of total revenues, respectively.

Cost of Goods Sold

Our cost of goods sold consists primarily of component costs and labor-related overhead paid to third-party manufacturers.  Our cost of goods sold for the three and six months ended January 31, 2010 and 2009 are summarized in the following table:

	Three Months Ended January 31,				Six Months Ended January 31,
	2010	2009	Change in Dollars	Change in Percent	2010	2009	Change in Dollars	Change in Percent

Cost of goods sold	$433,034	$581,576	$(148,542)	-26%	$833,347	$967,402	$(134,056)	-14%

Cost of goods sold decreased by $148,542 and $134,056 for the three and six months ended January 31, 2010, over comparable periods in 2009, respectively. The decrease for both comparisons was primarily due to reduction in components costs.  Our cost of goods sold has been and will continue to be affected by a variety of factors, including changing of the foreign exchange rates, fluctuations in the cost of our purchased components, and the product life cycle.

Operating Expenses

Operating expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance and stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  Operating expenses for the three and six months ended January 31, 2010 and 2009 is summarized in the following table:

	Three Months Ended January 31,				Six Months Ended January 31,
	2010	2009	Change in Dollars	Change in Percent	2010	2009	Change in Dollars	Change in Percent

Operating expenses	$361,572	$431,708	$(70,136)	-16%	$691,863	$784,846	$(92,983)	-12%

Operating expenses decreased by $70,136 and $92,983 for the three and six months ended January 31, 2010, over comparable periods in 2009, respectively. The decrease for both comparisons was primarily due to reduced head count and associated costs.

Net Income

Net income for the three and six months ended January 31, 2010 and 2009 is summarized in the following table:

	Three Months Ended January 31,				Six Months Ended January 31,
	2010	2009	Change in Dollars	Change in Percent	2010	2009	Change in Dollars	Change in Percent

Net income	$51,545	$478,365	$(426,820)	-89%	$93,448	$439,112	$(345,664)	-79%

Net income for the three months ended January 31, 2010 and 2009 was $51,545 and $478,365, respectively and for the six months ended January 31, 2010 and 2009 was $93,448 and $439,112, respectively.  The decrease in net income in 2010 over comparable period in 2009 was largely due to the benefits of the Ambeon settlement that were recognized in 2009.

Liquidity and Capital Resources

Cash and cash equivalents as of January 31, 2010 and July 31, 2009 were $263,347 and $131,713 respectively.  Our total current assets as of January 31, 2010 and July 31, 2009 were $926,744 and $543,507 respectively.  Our total current liabilities as of January 31, 2010 and July 31, 2009 were $417,220 and $387,273 respectively.

Working capital as of January 31, 2010 and July 31, 2009 was $509,524 and $156,234 respectively.  The increase in working capital was primarily due to cash received from sale of common stock.

During the six months ended January 2010, net cash used in operating activities was $151,125, net cash used in investing activities was $40,361 and net cash provided by financing activities was $338,962. Net change in cash and cash equivalents was an increase of $147,476.

Contractual Obligations

As of January 31, 2010, we had the following contractual obligations:

The Company leases its office and warehouse. The maturity date for the lease is January 2011. The minimum rental commitments under the lease are as follows:

Year ending July 31:
2010	$31,200
2011	31,500

Total	$122,400

Off-Balance Sheet Arrangements

As of January 31, 2010, we had no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 8-K, for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on January 15, 2010.

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since July 31, 2009.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” in the Notes to the Unaudited Condensed Consolidated Financial Statements for a full description of relevant recent accounting pronouncements including the respective expected dates of adoption.

Item 3 . Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4 . Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer,  has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, same person, has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company had an ongoing litigation over accounts receivable and payables with Ambeon Corporation, a related party by virtue of common ownership, from 2004. The dispute was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company and settlement income of $843,572 was realized in year 2008. As of January 31, 2010, the company has paid $255,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year ending July 31:
2010	$70,000
2011	115,000
2012	60,000
2013	60,000

Total	$305,000

We are not a party and our property is not subject to any other material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since inception of the Company in November 29, 2006, we have sold unregistered securities to the following shareholders.

On July 22, 2007 we issued 6,000,000 shares of Common  Stock to Elaine Mayumi Kato, who at the time was the Registrant’s sole officer and director in exchange of  the payment of $6,000, or $0.001 per share.

On January 15, 2010, the Company authorized the issuance of 20,000,000 shares of Common Stock, 7,050,000 shares of Series A Preferred Stock, 2,600,000 shares of Series B Preferred Stock, options to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock at the purchase price of $0.01 per share and warrants to purchase 500,000 shares of Common Stock at the exercise price of $0.50 per share, in connection with the execution of an Agreement and Plan of Share Exchange with the equityholders of AmbiCom.

On January 15, 2010, the Registrant sold 1,250,000 shares of Common Stock at the price of $0.40 per share for an aggregate offering of $500,000.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) or the provisions of Regulation D thereof and rules promulgated thereunder. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Title

31.01	Certification by John Hwang pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by John Hwang pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by John Hwang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by John Hwang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of AmbiCom Holdings, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2010	By:	/s/ John Hwang
Name: John Hwang
Its: President, Chief Executive Officer
and Principal Executive Officer

Date: March 16, 2010	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer, and Principal
Financial and
Accounting Officer