Form 10-Q
period 2010-04-30
AMBICOM HOLDINGS, INC
filed 2010-06-14
CIK 1444310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 11, 2010, the registrant had 46,250,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	July 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$135,821	$131,713
Accounts receivable, net of allowance for doubtful accounts of $11,832 as of April 30, 2010 and July 31, 2009	623,113	277,522
Inventory	42,322	33,383
Other receivables, current	405	10,300
Prepaid expenses and other current assets	1,663	90,589
Total current assets	803,322	543,507

Property and equipment, net	12,249	9,304
Deposit	4,138	4,138
Total assets	$819,709	$556,949

LIABILITIES AND STOCKHOLDERS’ EQUITY	-	-

Current liabilities:
Accounts payable and accrued liabilites	$26,918	$39,300
Accounts payable - other	30,567	33,289
Unearned revenue	315	135
Income tax payable	(451)	(451)
Due to related party	139,785	165,000
Revolving line of credit	-	-
Notes payable - current portion	130,000	150,000
Total current liabilities	327,134	387,273

Notes payable	160,000	235,000
	-	-
Total liabilities	487,134	622,273

Stockholders’ equity:
Common stock, $0.001 par value; 1,050,000,000 shares authorized; 46,250,000 and 20,000,000 shares issued and outstanding at April 30, 2010 and July 31, 2009, respectively	46,250	20,000
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; 7,050,000 shares issued and outstanding at April 30, 2010 and July 31, 2009	7,050	7,050
Preferred stock, Series B, $0.001 per share 2,600,000 shares authorized; 2,600,000 shares issued and outstanding at April 30, 2010 and July 31, 2009	2,600	2,600
Additional paid in capital	10,886,068	10,573,064
Accumulated deficit	(10,591,524)	(10,669,489)
Total stockholders’ equity	332,574	(65,324)
Total liabilities & stockholder's equity	$819,709	$556,949

See accompanying notes to the condensed consolidated financial statements

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009

Revenue	$854,607	$474,412	$2,501,410	$1,844,793

Cost of goods sold	430,238	256,047	1,263,510	1,223,184

Gross profits	424,369	218,364	1,237,900	621,609

EXPENSES
Depreciation	894	133	2,429	140,591
Professional fees	21,413	7,397	123,300	19,409
Selling and general expenses	402,355	433,144	992,866	907,253
Total expenses	424,662	440,674	1,118,594	1,067,252

Income from operations	(293)	(222,310)	119,305	(445,643)

Other income (expense)
Other income	1,475	320,913	806	833,747
Service income	875	2,877	2,329	7,531
Other expense	(15,302)	-	(32,718)	(1,796)
Interest expense, net	(3,262)	(2,502)	(11,912)	(13,519)
Net other income (expense)	(16,214)	321,288	(41,495)	825,963

Income before income tax	(16,507)	98,978	77,810	380,320

Provision for income tax	800	923	1,111	34,619

Net income (loss)	$(17,307)	$98,055	$76,141	$345,701

Net income (loss) per share - basic	$(0.00)	$0.00	$0.00	$0.02

Net income (loss) per share - diluted	$(0.00)	$0.00	$0.00	$0.01

Weighted average shares outstanding — basic	24,850,543	20,000,000	22,425,272	20,000,000

Weighted average shares outstanding — diluted	42,154,293	29,650,000	37,108,444	29,650,000

See accompanying notes to the condensed consolidated financial statements

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended April 30,
	2010	2009
Cash flows from operating activities:
Net income	$76,141	$345,701
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt	-	-
Depreciation and amortization	2,463	156,432
Stock-based compensation	41,861	5,783

Decrease / (Increase) in operating assets:
Accounts receivable	(345,590)	34,308
Inventory	(8,937)	640,979
Other receivable	(90)	3,882
Prepaid expense	88,927	368,830
Deposit

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	(19,980)	(1,360,903)
Accrued payable - other	(4,628)	(24,145)
Unearned revenue	180	-
Income tax payable	-	3,724

Net cash provided by (used in) operating activities	(169,653)	174,591

Cash flows from investing activities:
Due to shareholders	(35,000)	165,000
Capital expenditures	(5,361)	-

Net cash used in investing activities	(40,361)	165,000

Cash flows from financing activities:
Proceeds from sale of common stock	461,065	-
Cash used in reverse merger, net of cash received	(136,103)	-
Proceeds from (Payments on) line of credit	-	-
Payments on notes payable	(95,000)	(227,468)

Net cash provided by (used in) financing activities	229,962	(227,468)

Net increase (decrease) in cash and cash equivalents	19,948	112,123
Cash and cash equvalents, beginning of year	131,713	79,442
Effects of foreign currency translation	(15,843)	29,737

Cash and cash equivalents, end of period	$135,819	$221,302

Supplemental information:
Interest	$12,341	$11,912

See accompanying notes to the condensed consolidated financial statements

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 AND 2009
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

In addition, contemporaneously with the Closing, the Company and our former principal stockholder, Eliane Mayumi Kato, split-off its wholly owned subsidiary, MCI Acquisition Corp., a newly-formed Nevada corporation (“MCAC”), whereby the Company assigned all of its previous operating assets to MCAC in consideration for the assumption of all of the Company’s liabilities to Mr. Kato, who is currently the principal shareholder of MCI and the retirement and cancellation of Mr. Kato’s 6,000,000 shares of Common Stock pursuant to the terms and conditions of a split-off agreement by and among the Company, Mr. Kato, and MCAC (the “Split-Off Agreement”).

Following the issuance of the Exchange Shares and the retirement of Mr. Kato’s shares pursuant to the Split-Off Agreement, the former stockholders of AmbiCom and/or their designees now beneficially own approximately fifty-five percent (55%) of the total outstanding shares of Common Stock, and after giving effect to the conversion of the Series A and Series B in accordance with their respective terms (and the satisfaction of certain conditions to the conversion of such shares) seventy-six percent (76%) of the total outstanding shares of Common Stock on a fully-diluted basis.

Details of the Company’s subsidiaries as of April 30, 2010 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

AmbiCom Acquisition Corp.	Nevada July 29, 2008	Wholly-owned subsidiary of Med Control	Investment holding company

AmbiCom, Inc.	California August 1, 1997	Wholly-owned subsidiary of AmbiCom	Designer and developer of wireless products focusing on the wireless medical industry

Inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the SEC. The July 31, 2009 consolidated balance sheet was derived from unaudited financial statements included in Form 8-K, but does not include all disclosures required by accounting principles generally accepted in the United States, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008 and unaudited consolidated financial statements and the notes thereto for the year ended July 31, 2009 included in the Company’s Current Report on Form 8-K. The results of operations for the three and nine months ended April 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future period.

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by AmbiCom, under the purchase method of accounting, and was treated as a recapitalization with AmbiCom as the acquirer.  Upon consummation of the Exchange, the Company adopted the business plan of AmbiCom.  Accordingly, the condensed consolidated statements of operations include the results of operations of Ambicom and its subsidiaries from August 1, 2009 and 2008, and the results of operations of Med Control from the acquisition date through April 30, 2010.

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

b) Segment Information - The Company follows the principle that requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a client by client basis. The Company respectively derives all significant revenues from single reportable operating segment of business. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least annually, whether the Company continues to have one single reportable segment.

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. As of April 30, 2010 and July 31, 2009, accounts receivable are shown net of an allowance for doubtful accounts of $11,832 and $11,832, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

g)  Income Taxes - The Company's tax liabilities include estimates for all income-related taxes that the Company believes are probable and that can be reasonably estimated. To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement. If the Company's income tax estimates are overstated, income tax benefits will be recognized when realized.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

k) Royalty Expense – The Company enters into license agreements from time to time that allow it to use certain trademarks and trade names on certain of its products. These agreements require the Company to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company’s accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and its estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time.  The Company did not incur any royalty expense during the three and nine months ended April 30, 2010 and 2009.

l) Stock-Based Compensation - The Company elected to adopt disclosure-only provisions under which compensation expense is recognized based on the fair value of options on the grant date.

m) Fair Value of Financial Instruments - The applicable accounting principles require disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value due to their short-term nature.

n) Translation of Foreign Currency - The Company accounts for its foreign operations in accordance with the principle that non-monetary balance sheet items and related income statements items are translated at historical exchange rates, while monetary balance sheet items are translated at current exchange rates. Remaining income statement items, other than monetary, are translated at the weighted average exchange rate during the year. Deferred taxes are not provided on translation gains and losses where the Company expects earnings of a foreign branch to be permanently reinvested.

o) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.  The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of April 30, 2010 and July 31, 2009, the management does not believe they are exposed to any significant risk on their cash balances.  The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.  One customer accounted for 74% of accounts receivable as of April 30, 2010, while two customers accounted for 41% of accounts receivable as of July 31, 2009.  One customer accounted for 69% and 48% of the revenues for the three months ended April 30, 2010 and 2009, respectively.  One customer accounted for 55% and 61% of the revenues for the nine months ended April 30, 2010 and 2009, respectively.  Two vendors accounted for 80% and 81% of accounts payable as of April 30, 2010 and July 31, 2009.  One vendor accounted for 75% and 59% of the purchases for the three months ended April 30, 2010 and 2009, respectively.  One vendor accounted for 87% and 84% of the purchases for the nine months ended April 30, 2010 and 2009, respectively.

p) Reclassification - Certain accounts were reclassified from the prior year. The purpose of the reclassification is to give a more accurate representation of the Company’s operation. The reclassifications did not affect the representation of the Company’s overall performance.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2009, the FASB issued guidance which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued guidance, which provides amendments to previous guidance regarding the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying the principles.  Those distributions should be accounted for and included in EPS calculations.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued guidance, which provides amendments and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – Net Comprehensive Income (Loss)

Net comprehensive income (loss) includes the Company’s net income (loss), as well as accumulated other comprehensive income (loss) on foreign currency translation adjustments. Net comprehensive income (loss) for the nine months ended April 30, 2010 and 2009, was as follows:

	Nine Months Ended April 30,
	2010	2009

Net income (loss)	$76,141	$345,701
Net change in foreign currency translation adjustments	(15,843)	29,737

Net comprehensive income (loss)	$60,298	$375,438

NOTE 5 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $135,784 and $131,713 at April 30, 2010 and July 31, 2009, respectively.  Our working capital was $475,406 and $156,234 at April 30, 2010 and July 31, 2009, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. There are currently 7,050,000 shares of Series A and options to acquire an additional 2,350,000 shares of Series A issued and outstanding.

6% Series B Convertible, Redeemable Preferred Stock

The Company has authorized a total of 2,600,000 shares of 6% Series B Convertible, Redeemable Preferred Stock (the “Series B”).  The Series B accrues annual dividends at the rate of 6% per year in shares of Common Stock at the dividend conversion rate of $1.00.  The Series B, together with any unpaid dividends, is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series B converted.  Following the second anniversary of the Exchange, the Series B, together with any unpaid dividends, shall be convertible into Common Stock at the conversion price of forty cents ($0.40) or seventy percent (70%) of the daily volume weighted average price of the Common Stock for the twenty trading days immediately prior to the conversion.  The Series B is redeemable by the Company, at any time prior to December 31, 2015, in cash at the redemption rate of $1.00 per share of Series B plus any accrued and unpaid dividends.  On December 31, 2015, all outstanding shares of Series B shall be redeemed by the Company at a per share redemption price equal to $1.00 per share of Series B plus an amount of Common Stock equal to the amount of the accrued and unpaid dividend thereon.  The Series B has a liquidation preference of $2,600,000 and ranks prior to the Series A and the Common Stock.  The Series B votes on an “as converted” basis.  There are currently rights to receive 2,600,000 shares of Series B outstanding.

Warrants

As of April 30, 2010, there were warrants outstanding to purchase 500,000 shares of Common Stock at the exercise price of $0.50.

Options

As of April 30, 2010, there were options outstanding to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock at a purchase price of $.01 per share.  The outstanding options were issued in October 2009 and are fully vested.

For the three months and nine months ended April 30, 2010, based on the fair value of stock options vested during the period, the company recognized stock option expense of $0 and $41,861.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 70%; expected life of 4 years; and, all option grants without payment of dividends.

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

From time to time, the Company may issue Incentive Awards pursuant to the 2010 Plan.  Each of the awards will be evidenced by and issued under a written agreement.

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

As of April 30, 2010, no options were issued or outstanding under the terms of the 2010 Plan.

Common Stock

On April 30, 2010, the Company's Amended and Restated its Articles of Incorporation to authorize the issuance of 1,050,000,000 shares of common stock, $.001 par value per share, of which 46,250,000 shares and 20,000,000 were outstanding as of April 30, 2010 and July 31, 2009, respectively.

NOTE 6 – Related Party Transactions and Gain on Settlement

Shareholder
Notes payable to shareholders were as follows as of April 30, 2010 and July 31, 2009:

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

Litigation settlement
The Company had an ongoing litigation over accounts receivable and payables with Ambeon Corporation, a related party by virtue of common ownership, from 2004. The dispute was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company and settlement income of $843,572 was realized in year 2008. As of April 30, 2010, the company has paid $270,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year ending July 31:
2010	$55,000
2011	115,000
2012	60,000
2013	60,000

Total	$290,000

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

	April 30, 2010	July 31, 2009

Furniture and fixture	$14,941	$13,658
Machinery and equipment	25,346	21,191
Software	357,221	357,221

	397,509	392,069
Accumulated depreciation	(385,260)	(382,765)

Property and equipment, net	$12,249	$9,304

Note 8 – Revolving Line of Credit

The Company had a $600,000 line of credit with a bank that matured on April 30, 2010. Borrowings outstanding under this line of credit were $0 as of April 30, 2010 and July 31, 2009. Borrowings bore interest at the bank’s prime rate plus 0.75%. This line of credit was collateralized by substantially all of the Company’s assets and was guaranteed by a shareholder.  The company is currently in negotiations with several banks for a new line of credit.

The Company incurred interest expense of $11,912 and $13,519 during the nine months ended April 30, 2010 and 2009, respectively.

Note 9 - Notes Payable

Notes payable consist of the following as of April 30, 2010 and July 31, 2009:

Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$290,000	$385,000

Note payable to a former affiliate	$9,785

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest is due in March 2010	-	30,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest in due in Jan 2011	30,000	30,000

Note payable to an employee, bearing interest at 10% per annum. The principal and interest is due in Sep 2010.	100,000	105,000

Total notes payable	429,785	550,000

Current portion	269,785	315,000

Long-term notes payable	$160,000	$235,000

Note 10 – Income Taxes

The consolidated income tax expense for the three and nine month periods ended April 30, 2010 and 2009 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending July 31, 2010 and 2009, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

Applicable accounting principles prescribe that a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements a liability for tax uncertainty if it is not more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2009. There have been no material changes in unrecognized tax benefits at April 30, 2010. The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly for the remainder of fiscal 2010.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of April 30, 2010, the statute of limitation for examining the Company’s federal income tax returns has not expired for the years ended December 31, 2006 through 2009. As of April 30, 2010, the statutes of limitation for tax examinations in the state of California have not expired for tax returns filed for the years ended December 31, 2005 through 2009.  As of April 30, 2010, the statute of limitation for tax examinations in Taiwan have not expired for tax returns filed for the years December 31, 2004 through 2009.

Income Tax Expense: Income tax expense for the three months ended April 30, 2010 and 2009 was $800 and $923, respectively.  Income tax expense for the nine months ended April 30, 2010 and 2009 was $1,111 and $34,619, respectively.   Our effective tax rate is based upon state minimum tax rates and foreign taxes.

 Note 11 – Commitments and Contingencies

The Company leases its office and warehouse. The maturity date for the lease is January 2011. The minimum rental commitments under the lease are as follows:

Year ending July 31:
2010	$15,600
2011	31,500

Total	$47,100

The rent expense for the three months ended April 30, 2010 and 2009 was $16,050 and $20,200, respectively and for the nine months ended April 30, 2010 and 2009 was $46,350 and $85,900, respectively..

NOTE 12 – Subsequent Events

None

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

We principally generate revenue from selling our products into healthcare markets.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009

Sales	100%	100%	100%	100%

Cost of goods sold	50%	54%	51%	66%

Gross profits	50%	46%	49%	34%

EXPENSES
Depreciation	0%	0%	0%	8%
Professional fees	3%	2%	5%	1%
Selling and general expenses	47%	91%	40%	49%
Total expenses	50%	93%	45%	58%

Income from operations	0%	-47%	5%	-24%

Other income (expense)
Other income	0%	68%	0%	45%
Service income	0%	1%	0%	0%
Other expense	-2%	0%	-1%	0%
Interest expense, net	0%	-1%	0%	-1%
Net other income (expense)	-2%	68%	-2%	45%

Income before income tax	-2%	21%	3%	21%

Provision for income tax	0%	0%	0%	2%

Net income (loss)	-2%	20%	3%	19%

Revenue

Revenue is derived from sales of our wireless device products. These products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, and PCI Express Mini Module.  In addition to the wireless medical device business, a portion of our revenue comes from our high quality mobile wireless products.  Total revenue for the three and nine months ended April 30, 2010 and 2009 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2010	2009	Change in Dollars	Change in Percent	2010	2009	Change in Dollars	Change in Percent

$854,607	$474,412	$380,196	80%	$2,501,410	$1,844,793	$656,617	36%

Revenue increased by $380,196 and $656,617 for the three and nine months ended April 30, 2010, over comparable periods in 2009, respectively. The increase for both comparisons was primarily due to increased sale of our products to our customers.  We expect that our revenue will vary from period to period, depending in part on the adoption of wireless device products by our customers.

Customer Concentration Information
We have derived the majority of our revenue from a limited number of customers.  For the three and nine months ended April 30, 2010, one customer accounted for more than 10% of total revenues. For the three and nine months ended April 30, 2009, one and two customers accounted for more than 10% of total revenues, respectively.

Cost of Goods Sold and Gross Margin

Our cost of goods sold consists primarily of component costs and labor-related overhead paid to third-party manufacturers.  Our cost of goods sold for the three and six months ended April 30, 2010 and 2009 are summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2010	2009	Change in Dollars	Change in Percent	2010	2009	Change in Dollars	Change in Percent

$430,238	$256,047	$174,191	68%	$1,263,510	$1,223,184	$40,326	3%

Cost of goods sold increased by $174,121 and $40,326 for the three and nine months ended April 30, 2010, over comparable periods in 2009, respectively. The increase for both comparisons was primarily due increased sales.  Our cost of goods sold has been and will continue to be affected by a variety of factors, including changing of the foreign exchange rates, fluctuations in the cost of our purchased components, and the product life cycle.

Operating Expenses

Operating expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance and stock-based compensation.  Operating expenses for the three and nine  months ended  April 30, 2010 and 2009 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2010	2009	Change in Dollars	Change in Percent	2010	2009	Change in Dollars	Change in Percent

$424,662	$440,674	$(16,012)	-4%	$1,118,594	$1,067,252	$51,343	5%

Operating expenses decreased by $16,012 for the three months ended April 30, 2010 from the comparable period in 2009, an decrease of 4%.  As a percentage of revenues, these expenses represented 50% for the 2010 period, as compared with 93% in the 2009 period.  This decrease in the 2010 period was primarily due to significantly higher revenues with lower rents and reduced headcount in the 2010 period.  For the nine months ended April 30, 2010, operating expenses increased by $51,343 or 5% over the comparable period in 2009. As a percentage of revenues, these expenses represented 45% for the 2010 period, as compared with 58% in the 2009 as a result of substantially higher revenues in the 2010 period.  The increase in revenues was more than offset by expenses associated with the merger transaction in the second quarter of fiscal 2010.

Net Income

Net income for the three and nine months ended April 30, 2010 and 2009 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2010	2009	Change in Dollars	Change in Percent	2010	2009	Change in Dollars	Change in Percent

$(17,307)	$98,055	$(115,362)	-118%	$76,141	$345,701	$(269,561)	-78%

Net income (loss) for the three months ended April 30, 2010 and 2009 was $(17,307) and $98,055, respectively. For the nine months ended April 30, 2010 and 2009, net income was $76,141 and $345,701, respectively.  The decrease in net income in 2010 from the comparable period in 2009 was primarily due to higher other income in 2009.

Liquidity and Capital Resources

Cash and cash equivalents as of April 30, 2010 and July 31, 2009 were $135,784 and $131,713 respectively.  Total current assets as of April 30, 2010 and July 31, 2009 were $803,322 and $543,507 respectively.  Our total current liabilities as of April 30, 2010 and July 31, 2009 were $327,135 and $387,273 respectively.

Working capital as of April 30, 2010 and July 31, 2009 was $476,188 and $156,234 respectively.  The increase in working capital was primarily due to $461,190 in cash received from sale of common stock, partially offset by $136,228 in cash used in the merger transaction, and by payments on notes payable of $95,000.

During the nine months ended April 30 2010, net cash used in operating activities was $169,653, net cash used in investing activities was $40,361 and net cash provided by financing activities was $229,262.  The net change in cash and cash equivalents for the period was an increase of $19,948.

The Company had a $600,000 line of credit with a bank that matured on April 30, 2010. Borrowings outstanding under this line of credit were $0 as of April 30, 2010 and July 31, 2009. Borrowings bore interest at the bank’s prime rate plus 0.75%. This line of credit was collateralized by substantially all of the Company’s assets and was guaranteed by a shareholder.  The company is currently in negotiations with several banks for a new line of credit of $1,000,000.

Contractual Obligations

As of April 30, 2010, we had the following contractual obligations:

The Company leases its office and warehouse. The maturity date for the lease is January 2011. The minimum rental commitments under the lease are as follows:

Year ending July 31:
2010	$15,600
2011	31,500

Total	$47,100

Off-Balance Sheet Arrangements

As of April 30, 2010, there were no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended July 31, 2009, which was filed with the Securities and Exchange Commission on September 25, 2009.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company had an ongoing litigation over accounts receivable and payables with Ambeon Corporation, a related party by virtue of common ownership, from 2004. The dispute was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company and settlement income of $843,572 was realized in year 2008. As of April 30, 2010, the company has paid $270,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year ending July 31:
2010	$55,000
2011	115,000
2012	60,000
2013	60,000

Total	$290,000

The Company is not a party and its property is not subject to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since its inception in November 29, 2006, the Company has sold unregistered securities to the following shareholders.

On July 22, 2007 the Company issued 6,000,000 shares of Common  Stock to Elaine Mayumi Kato, who at the time was the Registrant’s sole officer and director in exchange of  the payment of $6,000, or $0.001 per share.

On January 15, 2010, the Company authorized the issuance of 20,000,000 shares of Common Stock, 7,050,000 shares of Series A Preferred Stock, 2,600,000 shares of Series B Preferred Stock, options to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock at the purchase price of $0.01 per share and warrants to purchase 500,000 shares of Common Stock at the exercise price of $0.50 per share, in connection with the execution of an Agreement and Plan of Share Exchange with the equity holders of AmbiCom.

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

ITEM 4. (REMOVED AND RESERVED)

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

Date: June 14, 2010	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Principal Executive Officer

Date: June 14, 2010	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer, and Principal Financial and Accounting Officer+