Form 10-K
period 2010-07-31
AMBICOM HOLDINGS, INC
filed 2010-11-15
CIK 1444310

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2010
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO __________

Commission File Number 333-153402

AMBICOM HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	333-153402	26-2964607
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employee Identification No.)

405 River Oaks Parkway, San Jose, CA 95134-1916	408-321-0822
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No ☒ (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☒

As of November 15, 2010, the registrant had 51,800,004 shares of common stock issued and outstanding.  The current market value of our common stock as of October 15, 2010 is $0.12 per share. The aggregate market value, as at the last business day of the registrant’s most recently completed fourth fiscal quarter was $7.8 million.

Documents Incorporated by Reference:  None

AMBICOM HOLDINGS
(formerly Med Control, Inc.)

As used in this report, the terms "we", "us", "our" and "our company" refer to AMBICOM HOLDINGS, INC. (formerly Med Control, Inc.).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and sales and marketing spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payors and the effect on our ability to sell our products and services, the existence and likelihood of strategic acquisitions and our ability to timely develop new products or services that will be accepted by the market.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

PART I

Background

Organization in the Last Five Years

AmbiCom was organized under the laws of the State of Nevada on July 29, 2008.  AmbiCom is a holding company whose operating company, AmbiCom, Inc., is a designer and developer of wireless products focusing on the wireless medical industry.  AmbiCom’s wireless modules and devices are based on the Company’s innovative application software and Wi-Fi or Bluetooth® technologies.

On January 15, 2010, Med Control, Inc. (the “Registrant”) authorized its Articles of Incorporation (the “Amendment”) to change its name to AmbiCom Holdings, Inc., to increase the number of its authorized shares of capital stock from 75,000,000 to 1,050,000,000 shares of which 1,000,000,000 were designated common stock and 50,000,000 were designated preferred stock, par value $0.001 per share (the “Preferred Stock”) and to effect a forward-split such that 131.2335958 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”).  The Registrant also amended its Bylaws on January 15, 2010.  On January 15, 2010, the Registrant entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with AmbiCom Acquisition Corp., a Nevada corporation (“AmbiCom”), whereby the Registrant acquired all of the issued and outstanding capital stock of AmbiCom in exchange (the “Exchange”) for 20,000,000 newly issued shares of Common Stock (the “Common Exchange Shares”), 2,600,000 shares of Series B Preferred Stock, options to purchase 5.5 million common shares and 2,350,000 shares of Series A Preferred Stock at the purchase price of $.01 per share, and 500,000 warrants to purchase 500,000 shares of Common Stock at $0.50 per share.  As a result of the Exchange, the AmbiCom equity holders surrendered all of their issued and outstanding capital stock of AmbiCom in consideration for the Exchange Shares, and AmbiCom Acquisition Corp. became a wholly-owned subsidiary of Med Control, Inc.

Simultaneously therewith, the Company accepted subscriptions in an offering (the “Offering”) of its Common Stock at a price of $0.40 per share, offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).  The Company sold an aggregate of 1,250,000 shares of Common Stock for an aggregate offering price of $500,000.

At the Closing, our board of directors was reconstituted by the appointment of John Hwang, Kenneth Cheng and Robert Radoff as directors immediately prior to the resignation of Ms. Elaine Mayumi Kato from her role as sole principal officer and director of the Company. Our executive management team also was reconstituted following the resignation of Ms. Kato, and Mr Cheng and Mr Hwang were appointed as president and CEO in place of our former officers.

Prior to the Exchange, the AmbiCom Holdings, Inc. 2010 Incentive Plan (the “Plan”) was adopted by the Board and the Company’s Stockholders.  Under the Plan, 2,277,778 shares of Common Stock were reserved for issuance as incentive awards to be granted to executive officers, key employees, consultants and directors after the closing of the transactions described herein.

The parties have taken the actions necessary to provide that the Exchange is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.

The Offering

Simultaneously upon the Closing, the Company closed an offering (the “Offering”) of its Common Stock for a at a price of $0.40 per share for a minimum of 1,000,000 shares (the “Minimum Offering”) and a maximum offering of 1,500,000 shares (the “Maximum Offering”).  The Company accepted subscriptions for an aggregate of 1,250,000 shares of Common Stock for aggregate offering price of $500,000.  The shares of Common Stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated there under. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the investors had access to information concerning the Registrant’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the investors; the Registrant obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Registrant in order to make an informed investment decision.

Split-Off Agreement

In addition, contemporaneously with the Closing, the Company and our former principal stockholder, Ms. Kato, split-off  its wholly owned subsidiary, MCI Acquisition Corp., a newly-formed Nevada corporation (“MCAC”), whereby the Company assigned all of its previous operating assets to MCAC in consideration for the assumption of all of the Company’s liabilities to Ms. Kato, who is currently the principal shareholder of MCI and the retirement and cancellation of Ms. Kato’s 6,000,000 shares of Common Stock pursuant to the terms and conditions of a split-off agreement by and among the Company, Ms. Kato, and MCAC (the “Split-Off Agreement”).

Lock-up Leakout Agreement
Shareholders owning 5% or more of the Registrant have entered into a Lock-up Leak-out Agreement providing certain restrictions on the sale of the Registrant’s stock in the market.

Pro Forma Ownership
Following the issuance of the Exchange Shares and the retirement of Ms. Kato’s shares pursuant to the Split-Off Agreement, the former stockholders of AmbiCom and/or their designees now beneficially own approximately fifty-five percent (55%) of the total outstanding shares of Common Stock, and after giving effect to the conversion of the Series B in accordance with their respective terms (and the satisfaction of certain conditions to the conversion of such shares) seventy-six percent (76%) of the total outstanding shares of Common Stock on a fully-diluted basis.  For financial accounting purposes, the acquisition was a reverse acquisition of the Company by AmbiCom Acquisition Corp., under the purchase method of accounting, and was treated as a recapitalization with AmbiCom Acquisition Corp. as the acquirer.  Upon consummation of the Exchange, the Company adopted the business plan of AmbiCom Acquisition Corp.

Item 1.  Business

Company Overview

AmbiCom Holdings, Inc. (“AmbiCom Holdings” “the Company”, “us”, “our” or “we,”) was incorporated as Med Control, Inc. in the State of Nevada as a for-profit company on July 1, 2008 and established a fiscal year end of July 31.  Prior to the Exchange, the Company was a development-stage company organized to sell a product called “Med Time”, an electronic and portable device aimed to control the doses and schedules of medications taken by elderly individuals. As a result of the Exchange with AmbiCom Acquisition Corp., we have adopted the business plan of AmbiCom Acquisition Corp’s wholly-owned subsidiary, AmbiCom, Inc., a California corporation, and now design and develop wireless products focusing on the wireless medical industry.

AmbiCom is a designer and developer of wireless products focusing on the wireless medical industry.  AmbiCom’s wireless modules and devices are based on the Company’s innovative application software and Wi-Fi or Bluetooth® technologies.  While AmbiCom’s focus is on the development of products for the healthcare industry, AmbiCom will continue its plans to develop and explore solutions for non-healthcare applications.

Sales in the wireless medical device industry have grown at a rapid pace in the last 3 years.  AmbiCom believes the reason for this growth and its strategy to focus on this industry includes:

•	Healthcare providers and insurers are seeking increased out-patient services. Wireless applications have the ability to provide “virtual nurse” services such as condition monitoring and alerts.

•	Wireless applications may eliminate or reduce the need for certain services that previously required a person, such as nurses, physicians, and billing positions.

•	Automated monitoring and alerts may produce improved patient outcomes and enable medical care providers to “virtually” monitor patients around the clock.

•	Improved usability may enhance quality of life and enable better, easier care provision.

•	Can enable or improve mobility and greater convenience.

AmbiCom’s business strategy targets and prioritizes areas of need and problems that could be improved or solved via the application of wireless capabilities.  It then attempts to develop solutions that combine existing hardware and new software applications which AmbiCom develops to customize a device.  AmbiCom’s wireless device solutions and applications include infusion pumps, heart monitoring machines, and glucose meters.

AmbiCom sells its products through multi-channel distribution and original equipment manufacturer (“OEM”) channels.  The Company delivers its medical device modules to OEM companies such as Cardinal Health / Carefusion, and Roche.

The Company is headquartered in the heart of the Silicon Valley, San Jose, California, where all corporate and design operations are based.  The Company also has a logistic support center in Taipei, Taiwan which it plans to close by the end of 2010 to save overhead costs.  AmbiCom’s manufacturing operations and capacity are highly scalable and cost effective via several manufacturing partners in Asia.

Business Strategy

AmbiCom's primary goal is to continue to provide consumers high quality mobile wireless products.  The Company is committed to wireless design and development of software and hardware, and to bringing new and innovative products to the wireless medical and other wireless markets.

AmbiCom intends to grow both organically and, potentially, through selective acquisitions.  The Company believes many medical devices lack the technological and operational efficiency to succeed in today’s advanced technology environment.  The Company’s internal growth objective is to position AmbiCom as a leading designer of application software and hardware, via the following approaches and others:

•	Leverage current customer base

•	Capitalize on competitive advantage of proprietary technology and software

•	Exploit the growing need for cost reduction

•	Build strategic partnerships for scalability, efficiencies and leverage

•	Expand sales and marketing activities

Our Competitive Advantages

The Company believes its strengths include the following:

•
Proven Results: Deep domain expertise in wireless technologies and developing new product applications that innovatively leverage wireless technology to create innovative products with breakthrough functionalities.  Since the year 2000 AmbiCom has sold over one million devices to customers worldwide.

•
Low Cost Operating Structure – AmbiCom maintains a low cost operating structure, focusing resource allocation on its core corporate functions including sales, marketing, research and development, administration, and outsourcing manufacturing to several companies in Asia.  This operating structure has allowed the Company to maintain strong gross margins.

Products

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements.  Our ability to remain competitive depends in part upon our success in maintaining our intellectual knowledge base and developing new and enhanced advanced wireless solutions and introducing these systems at competitive prices on a timely basis.

Sales and Marketing

We believe our intellectual capability, technology, sales, and marketing efforts have established our reputation for providing innovative solutions that meet our customers’ needs in a timely, cost-efficient manner. Our ability to leverage our distribution network will be an important factor in our success. The sales and marketing of our products largely depends upon the type of product, location and target customer.

Manufacturing and Suppliers

We currently outsource production of our products primarily to manufacturers in Asia.  Many of the key components and sub-components are purchased from third party suppliers. We have selected such suppliers based on their ability to consistently produce these components per our specifications, striving for the best quality product at the most cost effective price.

Research and Product Development

The general focus of our research and development team is the design and integration of wireless medical devices.  Through these efforts, we constantly seek to enhance our existing products, design new products and develop solutions for customer applications.  We believe that our responsiveness to current and perceived future customer demands differentiates us from many of our competitors, as we rapidly introduce new products to address market needs.  We intend to expand our research and development team as we believe that increased levels of spending on research and development will be necessary to successfully develop products that will have a niche value.

Employees

As of July 31, 2010, we have 10 employees. We believe we have good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

CORPORATE INFORMATION

The Company's corporate headquarters are located at 405 River Oaks Parkway, San Jose, California.

Reports to Securities Holders

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).  We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

RISK FACTORS

Investing in the Company's common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Current Report on Form 10-K, before purchasing shares of the Company's common stock. There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occur, the Company's business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company's common stock could decline and investors in the Company's common stock could lose all or part of their investment.

Risks Specific to Us

If our products do not gain expected market acceptance, prospects for our sales revenue and profit may be affected.

The healthcare industry’s relative unfamiliarity with wireless medical products may slow their market acceptance. Potential customers for our devices and systems may be reluctant to adopt these as alternatives to traditional technologies because of regulatory and other factors beyond the Company’s control

Obstacles to widespread adoption of our devices include inability to achieve market penetration before they are rendered obsolete.

If we are not able to compete effectively with other competitors, our prospects for future growth will be jeopardized.
There is significant competition in the healthcare industry with more established companies. We are not only competing with other wireless device providers but also with companies offering traditional medical products, which are usually more established and have greater resources to devote to research and development, manufacturing and marketing.  In addition, we compete with large companies such as Cisco which have advantages of global marketing capabilities and substantially greater resources to devote to research and development and marketing.

Our competitors may promote devices which are more readily accepted by customers and we may be required to reduce the prices of our products in order to remain competitive.

Downturns in general economic and market conditions could materially and adversely affect our business.

A significant amount of medical device purchases are related to the budgets and purchasing of medical facilities generally and hospitals in particular.  A reduction in spending and budgets would likely cause a reduction in the demand for our products.  If these facilities have less funds budgeted as a result of general economic conditions, sales of our wireless medical products for which they have budgeted would likely be influenced by general economic downturns.

If critical components become unavailable or contract manufacturers delay their production, our business will be negatively impacted.

Stability of component supply is crucial to determine our manufacturing process. As some critical devices and components are supplied by certain third-party manufacturers, we may be unable to acquire necessary amounts of key components at competitive prices.

Outsourcing the production of certain parts and components is one way to reduce manufacturing costs. We have selected these particular manufacturers based on their ability to consistently produce these products according to our requirements in an effort to obtain the best quality product at the most cost effective price. However, the loss of all or one of these suppliers or delays in obtaining shipments could have an adverse effect on our operations until an alternative supplier could be found, if one may be located at all.  This may cause us to breach our contracts and lose sales.

If our contract manufacturers fail to meet our requirements for quality, quantity and timeliness, our business growth could be harmed.

We design and outsource our products to contract manufacturers.  These manufacturers procure most of the raw materials for us and provide all necessary facilities and labor to manufacture our products. If these companies were to terminate their agreements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be delayed in our ability or unable to process and deliver our products to our customers.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Although we have quality assurance practices to ensure good product quality, defects still may be found in the future in our existing or future products.

End-users could lose their confidence in our products and Company when they unexpectedly use defective products or use our products improperly.  This could result in loss of revenue, loss of profit margin, or loss of market share.  Moreover, because our products are employed in the healthcare industry, if one of our products is a cause, or perceived to be the cause, of injury or death to a patient, we would likely be subject to a claim.  If we were found responsible it could cause us to incur liability which could interrupt or even cause us to terminate some or all of our operations.

If we are unable to recruit and retain qualified personnel, our business could be harmed.

Our growth and success highly depend on qualified personnel. Competition in the industry could cause us difficulty in recruiting or retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products. If we are unable to attract and retain necessary key talents, it would harm our ability to develop competitive product and retain good customers and could adversely affect our business and operating results.

Risks Related to the Securities Markets and Investments in Our Common Stock

Because our common stock is quoted on the "OTCBB," your ability to sell shares in the secondary trading market may be limited.

Our common stock is currently quoted on the over-the-counter market on the OTC Electronic Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on Nasdaq or a national securities exchange.

Because our shares are "penny stocks," you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently is quoted on the "OTCBB" at less than $5.00 per share, our shares are "penny stocks" and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3,  15g-4,  15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended.  Because our securities constitute “penny stocks", within the meaning of the rules, the rules would apply to us and to our securities.  The rules will further affect the ability of owners of shares to sell their securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny  stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and  broker-dealers after prices have been manipulated to a desired level, leaving investors with losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

By Virtue of Being a Public Company, the Company is Subject to Certain Regulations and Expenses.

The Company is publicly-traded and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of the Company’s financial results, business activities, and other matters.  Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company.  The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC, and furnishing audited reports to stockholders will cause the Company’s expenses to be higher than if privately-held.  In addition, the Company will incur substantial expenses in connection with the preparation of the Registration Statement and related documents with respect to the registration of the shares issued in the Offering. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Failure by the Company to comply with the federal securities laws could result in private or governmental legal action against the Company and/or our officers and directors, which could have a detrimental effect on the Company's business and finances, the value of the Company’s stock, and the ability of stockholders to resell their stock.

We may face a claim from the minority shareholders of our operating subsidiaries.

On May 21, 2009 AmbiCom Acquisition Corp. acquired AmbiCom, Inc.  AmbiCom, Inc. was unable to obtain the consent of all of its minority shareholders to the transaction.  Accordingly, pursuant to the provisions of California corporate law, there is a risk that one or all of these minority shareholders may attempt to assert dissenter’s rights in accordance with the transaction.  While the Company believes it has taken steps to protect itself against such an action, there is no guarantee that if an action were commenced against the Company that it could be resolved or resolved on terms favorable to the Company.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

Trading activities in the Company’s common stock has been limited and prices volatile.  There can be no assurance that a stable market will ever develop in the Company’s common stock in the future.  If a stable market does not develop, investors could be unable to sell their shares of the Company’s common stock, possibly resulting in a complete loss of any funds invested.  Should a stable market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

•	Acceptance of our products in the industry.

•	Announcements of technological innovations or new products by us or our competitors.

•	Government regulatory action affecting our products or our competitors' products.

•	Developments or disputes concerning patent or proprietary rights.

•	Economic conditions in the United States or abroad.

•	Actual or anticipated fluctuations in our operating results.

•	Broad market fluctuations.

•	Changes in financial estimates by securities analysts.

A registration of a significant amount of our outstanding restricted stock may have a negative effect on the trading price of our stock.

At October 15, 2010, shareholders of the Company had approximately 25,500,000 shares of restricted stock, or 49.2% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

We do not intend to pay any cash dividends to common shareholders in the foreseeable future and, therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.  Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends.  Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant.  Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We may issue additional equity shares to fund the Company's operational requirements which would dilute your share ownership.

The Company's continued viability may depend on its ability to raise capital.  Changes in economic, regulatory or competitive conditions may lead to cost increases.  Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case, additional financing will likely be required for the Company to meet its operational requirements.  There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all.  In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management's Discussion and Analysis in this Form 10-K. While the Company currently has no offers to sell its securities to obtain financing, sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially.  In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this Form 10-K.

Also, any new securities issued may have greater rights, preferences or privileges than our existing common stock which may adversely affect the market price of our common stock and our stock price may decline substantially.

The Company’s Amended Articles of Incorporation authorize the issuance of up to 1,050,000,000 total shares of capital stock without additional approval by shareholders. As of October 15, 2010, we had 51,800,004 shares of common stock outstanding.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of October 15, 2010, approximately 25,500,000 of the 51,800,004 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144 or otherwise.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a one year holding period. Any substantial sale of the Company's common stock pursuant to Rule 144 may have an adverse effect on the market price of the Company's shares.  Since the Company has previously indicated in its filings with the Commission that it is a shell company, as that term is defined under the Securities Act, pursuant to Rule 144, shareholders must wait at least one year from the date of the filing of this Form 10-K to avail themselves of Rule 144 unless we file a registration statement for the sale of such shares prior thereto.

Our reporting requirements may utilize a substantial portion of our cash.

We will incur ongoing costs and expenses for SEC reporting and compliance. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

Rule 144 sales in the future may have a depressive effect on the company's stock price.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current, reporting company under the '34 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted securities", whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Act.

Our shareholders may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to our shareholders purchasing in future offerings as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Our stock will in all likelihood be thinly traded and, as a result, investors may be unable to sell at or near ask prices or at all if they need to liquidate shares.

Our shares of common stock may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors,  including  the fact  that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the  Company  came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our securities  until such time as it became more seasoned and viable.  As a consequence,  there may be periods of several days or more when trading activity in the our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support  continuous sales without an adverse effect on the securities price.  We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

Certain Nevada Corporation Law provisions could prevent a potential takeover, which could adversely affect the market price of our stock.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office address is 405 River Oaks Parkway, San Jose, CA 95134.  We lease approximately 3,000 square feet of office and warehouse space at a monthly rental of $5,200 under the terms of a five year lease that expires on January 31, 2011. As a consequence, we currently have no long term lease obligations.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions. No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our Common stock is currently traded on the OTC Bulletin Board under the symbol "ABHI". We received our listing for quotation on March 26, 2010. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for the last two fiscal years ended July 31, 2010.

Year	Quarter	High	Low
2009	First	0.00	0.00
2009	Second	0.00	0.00
2009	Third	0.00	0.00
2009	Fourth	0.00	0.00
2010	First	0.00	0.00
2010	Second	0.00	0.00
2010	Third	0.65	0.24
2010	Fourth	0.48	0.13

Holders

As of July 31, 2010, there were 51,750,000 shares of our common stock issued and outstanding with 58 shareholders of record.

Common Stock

Number of Authorized and Outstanding Shares:

The Company's Amended and Restated Articles of Incorporation authorizes the issuance of 1,050,000,000 shares of capital stock, $.001 par value per share, of which 51,800,004 shares were outstanding on October 15, 2010.

Recent Issuances of Unregistered Securities by the Registrant

Since inception of the Company on July1, 2008 we have sold unregistered securities to the following shareholders:

On July 22, 2007 we issued 6,000,000 shares of Common  Stock to Ms. Kato, who at the time was the Registrant’s sole officer and director in exchange for  the payment of $6,000, or $0.001 per share.

On January 15, 2010, the Registrant authorized the issuance of 20,000,000 shares of Common Stock, 2,600,000 shares of Series B Preferred Stock, options to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock at the purchase price of $0.01 per share,  and warrants to purchase 500,000 shares of Common Stock at the exercise price of $0.50 per share, in connection with the execution of an Agreement and Plan of Share Exchange with the shareholders of AmbiCom Acquisition Corp. (the “Exchange”).

On January 15, 2010, the Registrant sold 1,250,000 shares of Common Stock at the price of $0.40 per share for an aggregate offering of $500,000.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Voting Rights:

Holders of shares of Common Stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of Common Stock have no cumulative voting rights. Accordingly, the holders of in excess of 50% of the aggregate number of shares of Common Stock outstanding will be able to elect all of the directors of the Company and to approve or disapprove any other matter submitted to a vote of all stockholders.

Other:

No shareholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by the Company, and no shareholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of the Company's common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, the Company's shareholders of common stock are entitled to dividends when, as and if declared by the Board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to shareholders. The Company does not anticipate declaring or paying any cash dividends on the common stock in the foreseeable future.

Preferred Stock

The Company's Amended Articles of Incorporation authorize the issuance of 50,000,000 shares of Preferred Stock, par value $0.001 per share, subject to any limitations prescribed by law, without further vote or action by the stockholders, and to issue from time to time shares of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

There are presently 2.6 million shares of Series B Preferred Stock outstanding.

Options

In connection with the merger, we issued options to purchase 2,350,000 shares of Series A Preferred Stock at a purchase price of $0.01 per share under the terms of the Exchange Agreement.

On September 30, 2010, we granted options to employees to purchase 840,000 shares of Common Stock at a purchase price of $0.20 per share under the terms of the AmbiCom 2010 Incentive Stock option Plan.

Transfer Agent

Shares of Common Stock are registered at the transfer agent and are transferable at such office by the registered holder (or duly authorized attorney) upon surrender of the Common Stock certificate, properly endorsed. No transfer shall be registered unless the Company is satisfied that such transfer will not result in a violation of any applicable federal or state securities laws. The Company's transfer agent for its Common Stock is Signature Stock Transfer Inc., 2632 Coachlight Court, Plano, Texas  75093, Telephone (972) 612-4120.

Dividend Policy

Dividends payable to common shareholders, if any, will be contingent upon our revenues and earnings, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The  Company has reserved 2,277,778 shares of common stock for issuance under the terms of the AmbiCom Holdings 2010 Incentive Plan. The 2010 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2010 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Incentive Stock Options”), non-qualified stock options (the “Nonqualified Stock Options”), stock appreciation rights (“SARs”) and restricted stock awards (the “Restricted Stock Awards”), which are restricted shares of Common Stock (the Incentive Stock Options, the Nonqualified Stock Options, the SARs and the Restricted Stock Awards are collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2010 Plan for 10 years from the Effective Date.

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

The number of shares subject to the 2010 Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

As of September 30, 2010, there were options outstanding under the 2010 Plan to purchase 840,000 shares of Common Stock at a purchase price of $0.20 per share. No options have been exercised since the Plan was created.

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares are considered penny stock under the Securities and Exchange Act.  The shares will remain penny stocks for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

•	Contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading.

•
Contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended.

•	Contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price.

•	Contains a toll-free telephone number for inquiries on disciplinary actions.

•	Defines significant terms in the disclosure document or in the conduct of trading penny stocks.

•	Contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	The bid and offer quotations for the penny stock.

•	The compensation of the broker-dealer and its salesperson in the transaction.

•	The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock.

•	Monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Shares Available Under Rule 144

There are currently 25,500,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933.  10,600,000 shares are held by affiliates, as that term is defined in Rule 144(a)(1) and other shareholders. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Exchange Act for a period of at least 90 days before the sale.

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this annual report. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this annual report should be read as applying to all related forward-looking statements wherever they appear in this annual report. You can identify forward-looking statements by the use of words such as the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than ours; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in this annual report.
Acquisition and Reorganization

On January 15, 2010, the acquisition of AmbiCom was completed, and the business of AmbiCom was adopted as our business. As such, the following Management Discussion is focused on the current and historical operations of AmbiCom, and excludes the prior operations of the Registrant.

Overview

AmbiCom is a designer and developer of wireless products focusing on Wi-Fi and Bluetooth® applications for the medical and healthcare industry.  AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target OEM markets.  The Company believes that there are unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service.  AmbiCom will also continue to develop and explore solutions for non-healthcare applications although these are not material at present.

Results of Operations for the Year Ended July 31, 2010 Compared to the Year Ended July 31, 2009

	2010	Change $	Change %	2009
Revenue	$3,540,104	$1,267,843	55.80%	$2,272,261
Cost of sales	$1,763,974	$131,412	8.05%	$1,632,562
Gross profit	$1,776,130	$1,136,431	177.65%	$639,699
	50.2%			28.2%
Selling, general and administrative expenses	$1,717,439	$508,125	42.02%	$1,209,314
Income (loss) from operations	$58,691	$628,306	110.30%	$(569,615)
Other income and expenses	$(4,760)	$(809,201)	-100.59%	$804,441
Income (loss) before income taxes	$53,931	$(180,895)		$234,826
Provision for income taxes	$(5,050)	$(5,050)	-	$-
Net income	$48,881	$(185,945)	-79.18%	$234,826

Revenue

Revenue is derived from sales of our wireless device products. These products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Our sales grew by 56% from $2,272,261 in the year ended July 31, 2009 to $3,540,104 in the year ended July 31, 2010, partly as a result of a new customer gain, partly due to an approximate 10% across the board price increase, but mainly as a result of the market growth trend which we expect to continue into 2011 and beyond.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for re-sale together with related packaging costs. Our cost of sales increased by 8% from $1,632,562 in the year ended July 31, 2009 to $1,763,974 in the year ended July 31, 2010. Our cost of sales increased less than the rate of sales increase as a result of a number of factors including the negotiation of more favorable pricing from current vendors.

Gross Profit & Gross Margin

Our gross profit increased by 178% from $639,699 in the year ended July 31, 2009 to $1,766,130 in the year ended July 31, 2010 as a result of the increase in revenues and reduction in costs of sales. As a result, our gross margin increased from 28.2% to 50.2%. We do not necessarily expect gross margins to remain at this level in 2011and our gross margin will continue to be affected by a variety of factors, including the cost of outsourcing to support project demands, changing of the foreign exchange rates against the US dollar, average sales prices realized on sales of our products, fluctuations in the cost of our purchased components, and the stage of our product life cycle.

Selling, General and Administrative Expenses

Operating expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses may from time to time include charges relating to accounting, legal, insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  Our operating expenses increased by 42% from $1,209,314 in the year ended July 31, 2009 to $1,717,439 in the year ended July 31, 2010.  Our operating expenses are relatively fixed and increases are mainly due to inflationary trends in payroll and service costs, as well as an increase in professional fees resulting from our reporting and filing requirements as a public company since the merger in 2010.  In January 2011, our lease will expire, and we will have to negotiate a new lease or relocate.  As a result, we may experience an increase in operating expenses.

Income from Operations

Income from operations indicates the amount available from operating activities after we have deducted our selling, general and administrative expenses from our gross profit.  Our income from operations increased to $58,691 in the year ended July 31, 2010 from a loss of $569,615 in the year ended July 31, 2009, with increases in revenue and gross profit offset by a smaller increase in selling, general and administrative expenses.

Other income and expenses

Other income and expenses arise from non operating events and transactions, principally interest charges and results of a litigation settlement.  Other income and expense, net, decreased by 101% to a loss of $4,760 in the year ended July 31, 2010 from a profit of $804,441 in the year ended July 31, 2009. Of this amount, $843,572 of the decrease was attributed to the one time legal settlement related to litigation of an outstanding legal issue in the year ended July 31, 2009. Additionally, our interest expense was reduced by $7,782 as a result of the reduced balances of notes payable as we continue with our progressive note repayment schedule.

Provision for income taxes

Our effective tax rate for the years ended July 31, 2010 and 2009 was 42.8%.  We provided $5,050 and $0 for income taxes in the years ended July 31, 2010 and 2009, respectively

Net Income.

Net income for the year ended July 31, 2010 was $48,881, a decrease of $185,945 from the previous year which benefitted from the one-off litigation settlement.

Capital Resources and Liquidity

Cash and cash equivalents were $165,848 at July 31, 2010 and $136,213 at July 31, 2009. The net increase in cash over the period arose from the issuance of $500,000 of common stock and the drawing of $100,000 on a line of credit, offset by $252,267 used by operational activities, $150,000 used to pay off notes to third parties, and $98,153 used in consummating the reverse merger. Our total current assets increased 83% to $980,168 at July 31, 2010 from $535,241 at July 31, 2009 while our current liabilities decreased by 5%  to $450,524 at July 31, 2010 from $471,182 at July 31, 2009. This overall working capital increase was generally in line with increased sales activities as revenue increased 56% over the year as a whole. The Company negotiated a $1 million secured line of bank credit as of July 14, 2010, and at July 31, 2010, the balance outstanding under this facility was $100,000. The covenants relating to the line of credit include monthly unaudited, and annual audited compliance certifications  requiring a minimum current asset to current liability ratio of 1:2, a maximum debt to tangible net worth ratio of 2.5:1, and a minimum quarterly EBITDA of at least $25,000. We are in compliance with the covenants as of July 31, 2010. We believe that we have access to sufficient working capital to serve our business needs during the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Research

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements

Report of  Independent Registered  Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ambicom Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ambicom Holdings, Inc. and Subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended July 31, 2010.  Ambicom Holdings, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambicom Holdings, Inc. and Subsidiaries as of July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kim and Lee Corporation

Kim and Lee Corporation

Los Angeles, California
November 12, 2010

AMBICOM HOLDINGS, INC.
Consolidated Balance Sheets
For the Years Ended July 31

ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$165,848	$136,213
Accounts receivable, net of allowance for doubtful accounts of $20,761 as of July 31, 2010, and July 31, 2009	639,910	268,593
Inventory	161,863	39,320
Other receivables, current	11,251	10,500
Prepaid expenses and other current assets	1,296	80,615
Total current assets	980,168	535,241

Property and equipment, net	16,293	11,612
Deposit	4,138	4,138
	$1,000,599	$550,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilites	$89,047	$118,883
Accounts payable - other	44,677	37,164
Deferred revenue	1,800	135
Due to related party	100,000	165,000
Line of credit payable	100,000	-
Notes payable - current portion	115,000	150,000
Total current liabilities	450,524	471,182

Notes payable	120,000	235,000

Total liabilities	570,524	706,182

Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 51,750,000 and 20,000,000 shares issued and outstanding at July 31, 2010 and July 31, 2009, respectively	51,750	20,000
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; no shares issued and outstanding at July 31, 2010 and July 31, 2009	-	-
Preferred stock, Series B, $0.001 per share 2,600,000 shares authorized; 2,600,000 and 0 shares issued and outstanding at July 31, 2010 and July 31, 2009, respectively	2,600	-
Additional paid in capital	11,084,749	10,582,714
Accumulated deficit	(10,709,024)	(10,757,905)
Total stockholders’ equity	430,075	(155,191)
	$1,000,599	$550,991

The accompanying notes are an integral part of these financial statements.

AMBICOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended July 31

	2010	2009

Sales	$3,540,104	$2,272,261

Cost of sales	1,763,974	1,632,562

Gross profits	1,776,130	639,699

EXPENSES
Depreciation	2,876	2,894
Professional fees	287,550	149,613
Selling and general expenses	1,427,013	1,056,807
Total expenses	1,717,439	1,209,314

Income (loss) from operations	58,691	(569,615)

Other income (expense)
Other income & expense, net	12,940	(13,649)
Settlement income	-	843,572
Interest expense, net	(17,700)	(25,482)
Net other income (expense)	(4,760)	804,441

Income before income tax	53,931	234,826

Provision for income tax	5,050	-

Net income	$48,881	$234,826

Net income per share - basic	$0.002	$0.012

Net income per share - diluted	$0.002	$0.012

Weighted average shares outstanding — basic	25,471,154	20,000,000

Weighted average shares outstanding — diluted	28,071,154	20,000,000

The accompanying notes are an integral part of these fnancial statements.

AMBICOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended July 31

	2010	2009
Cash flows from operating activities:
Net income	$48,881	$234,826
Adjustments to reconcile net income to net cash provided by (used in) operatins:
Depreciation and amortization	2,876	2,894
Non cash bonus	55,000	-
Inventory valuation adjustment	35,078	-
Stock-based compensation	41,861	5,783
Settlement as a result of litigation	-	(843,572)

Decrease / (Increase) in operating assets:
Accounts receivable	(371,317)	7,044
Inventory	(122,543)	692,417
Other receivables	(751)	971
Prepaid expense	79,307	77,309

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	(29,836)	69,768
Accrued payable - other	7,513	(20,534)
Unearned revenue	1,665	-

Net cash provided by (used in) operating activities	(252,266)	226,906

Cash flows from investing activities:
Payment of notes to related parties	(65,000)	165,000
Capital expenditures	(7,546)	(4,348)

Net cash provided by (used) in investing activities	(72,546)	160,652

Cash flows from financing activities:
Proceeds from sale of common stock	500,000	10,000
Proceeds from sale of preferred stock	2,600	-
Cash used in reverse merger, net of cash received	(98,153)	-
Proceeds from line of credit	100,000	149,800
Payments on notes payable	(150,000)	(482,468)

Net cash provided by (used in) financing activities	354,447	(322,668)

Net increase in cash and cash equivalents	29,635	64,890
Cash and cash equivalents, beginning of year	136,213	71,323

Cash and cash equivalents, end of year	$165,848	$136,213

Supplemental information:
Income taxes paid	$2,740	$-
Interest paid	$17,700	$25,482

The accompanying notes are an integral part of these financial statements.

AMBICOM HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock Series D #	Preferred Stock Series D Amount	Preferred Stock Series C #	Preferred Stock Series C Amount	Preferred Stock Series B #	Preferred Stock Series B Amount	Preferred Stock Series A #	Preferred Stock Series A Amount	Common Stock #	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at August 1, 2007	609,756	$500,000	4,133,333	$6,199,955	1,924,668	$1,443,500	5,334,643	$2,400,592	3,373,833	$35,850	$-	$(10,879,296)	$(299,399)
Stock based compensation, December 31, 2007											7,034		7,034
Net loss for year ended July 31, 2008	-	-	-	-	-	-	-	-	-	-	-	(113,435)	(113,435)
Balance at July 31, 2008	609,756	$500,000	4,133,333	$6,199,955	1,924,668	$1,443,500	5,334,643	$2,400,592	3,373,833	$35,850	$7,034	$(10,992,731)	$(405,800)
													-
Reverse merger, redistributed as common stock and preferred A and B	(609,756)	(500,000)	(4,133,333)	(6,199,955)	(1,924,668)	(1,443,500)	(5,334,643)	(2,400,592)	16,626,167	(15,850)	10,569,897		$10,000
Stock option expense											5,783		5,783
Net income for the year ended July 31, 2009	-	-	-	-	-	-	-	-	-	-	-	234,826	234,826
Balance at July 31, 2009	-	$-	-	$-	-	$-	-	$-	20,000,000	$20,000	$10,582,714	$(10,757,905)	$(155,191)

New shares issued as part of reverse merger					2,600,000	2,600			25,000,000	25,000	(23,076)		4,524
Proceeds from raise of capital									1,250,000	1,250	498,750		500,000
Expenses related to capital raise											(65,000)		(65,000)
Stock option expense											41,861		41,861
Common Stock Option Exercised									5,500,000	5,500	49,500		55,000
Net income for the year ended July 31, 2010												48,881	48,881
Balance at July 31, 2010	-	$-	-	$-	2,600,000	$2,600	0	$-	51,750,000	$51,750	$11,084,749	$(10,709,024)	$430,075

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

AmbiCom Holdings, Inc. (“AmbiCom Holdings” or the ‘Company”) was incorporated as Med Control, Inc. (“Med Control”) under the laws of the State of Nevada on July 1, 2008.  Med Control was a development stage enterprise until January 15, 2010.  All of Med Control’s activities prior to January 15, 2010 related to its organization, initial funding and share issuances.  On January 15, 2010, Med Control Inc. changed its name to AmbiCom Holdings Inc.

On January 15, 2010, Med Control, Inc. (the “Registrant”) authorized its Articles of Incorporation (the “Amendment”) to change its name to AmbiCom Holdings, Inc., to increase the number of its authorized shares of capital stock from 75,000,000 to 1,050,000,000 shares of which 1,000,000,000 were designated common stock and 50,000,000 were designated preferred stock, par value $0.001 per share (the “Preferred Stock”) and to effect a forward-split such that 131.2335958 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”).

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

Pursuant to the terms of the Exchange, the Company acquired AmbiCom from the AmbiCom equity holders in exchange for an aggregate of 20,000,000 newly issued shares of Common Stock,  2,600,000 shares of Series B Preferred Stock, an option to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock at the purchase price of $.01 per share,  and warrants to purchase 500,000 shares of Common Stock at the exercise price of $0.50 per share (collectively, the “Exchange Shares”).  As a result of the Exchange, the AmbiCom equity holders surrendered all of their issued and outstanding capital stock of AmbiCom in consideration for the Exchange Shares and AmbiCom became a wholly-owned subsidiary of the Company.

Simultaneously upon the Closing, the Company closed an offering (the “Offering”) of its Common Stock at a price of $0.40 per share for an aggregate of 1,250,000 shares of Common Stock for aggregate offering price of $500,000.

In addition, contemporaneously with the Closing, the Company and our former principal stockholder, Mr. Kato, split-off its wholly owned subsidiary, MCI Acquisition Corp., a newly-formed Nevada corporation (“MCAC”), whereby the Company assigned all of its previous operating assets to MCAC in consideration for the assumption of all of the Company’s liabilities to Mr. Kato, who is currently the principal shareholder of MCI and the retirement and cancellation of Mr. Kato’s 6,000,000 shares of Common Stock pursuant to the terms and conditions of a split-off agreement by and among the Company, Ms. Kato, and MCAC (the “Split-Off Agreement”).

Following the issuance of the Exchange Shares and the retirement of Ms. Kato’s shares pursuant to the Split-Off Agreement, the former stockholders of AmbiCom and/or their designees now beneficially own approximately fifty-five percent (55%) of the total outstanding shares of Common Stock, and after giving effect to the conversion of the Series B in accordance with their respective terms (and the satisfaction of certain conditions to the conversion of such shares) seventy-six percent (76%) of the total outstanding shares of Common Stock on a fully-diluted basis.

Details of the Company’s subsidiaries as of July 31, 2010 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

AmbiCom Acquisition Corp.	Nevada July 29, 2008	Wholly-owned subsidiary of Med Control	Investment holding company

AmbiCom, Inc.	California August 1, 1997	Wholly-owned subsidiary of AmbiCom	Designer and developer of wireless products focusing on the wireless medical industry

AmbiCom Technology, Inc.	Nevada May 17, 2010	Wholly-owned subsidiary of AmbiCom	Planned acquisition company

Inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States for interim financial information.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by AmbiCom, under the purchase method of accounting, and was treated as a recapitalization with AmbiCom as the acquirer.  Upon consummation of the Exchange, the Company adopted the business plan of AmbiCom.  Accordingly, the condensed consolidated statements of operations include the results of operations of AmbiCom and its subsidiaries from August 1, 2009 and 2008, and the results of operations of Med Control from the acquisition date through July 31, 2010.

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

b) Segment Information - The Company follows ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information.” Topic 280 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a client by client basis. The Company derives all significant revenues from a single reportable operating segment of business. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least annually, whether the Company continues to have one single reportable segment.

c) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material to the financial statements. Estimates are used primarily in determining the depreciable lives of fixed assets, and  inventory valuation. In addition, estimates form the basis for the reserves for sales allowances, accounts receivable and inventory.  Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience and current and expected economic conditions.

d) Cash and Cash Equivalents - The Company considers all highly liquid investments and time deposits with original maturities of three months or less when purchased to be cash equivalents. All cash and cash equivalents are maintained with nationally recognized financial institutions.

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts.  Accounts receivable are shown net of an allowance for doubtful accounts of $20,761 as of July 31, 2010 and 2009, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.  As of July 31, 2010 and July 31, 2009, the value of the inventory reserve was $42,381 and $45,701 respectively.

g)  Income Taxes - The Company accounts for income taxes pursuant to the FASB ASC Topic 740, "Accounting for Uncertainty in Income Taxes", (“Topic 740”). Topic 740 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with generally accepted accounting principles.  The calculation of the Company's tax provision involves the application of complex tax rules and regulations within multiple jurisdictions. The Company's tax liabilities include estimates for all income-related taxes that the Company believes are probable and that can be reasonably estimated. To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement. If the Company's income tax estimates are overstated, income tax benefits will be recognized when realized.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Topic 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

h) Revenue Recognition - The majority of the Company's product revenues are recognized upon shipment or delivery and acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured.  For merchandise products, the Company recognizes revenue upon shipment of products, when title is passed and the amount collectible can reasonably be determined.  All amounts billed to a customer related to shipping and handling are classified as revenue, while all costs incurred by the Company for shipping and handling are classified as selling expenses.

i) Research and Development Costs - Research and development costs are expensed as incurred.

j) Stock-Based Compensation - The Company adopted ASC Topic 718 “Share-Based Payment”. As permitted, the Company elected to adopt disclosure-only provisions of ASC 718 in accordance with generally accepted accounting principles. Under the provisions of Topic ASC 718, compensation expense is recognized based on the fair value of options on the grant date.

k) Fair Value of Financial Instruments - ASC Topic 820, “Fair Value Measurements”, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value due to their short-term nature.

l) Translation of Foreign Currency - The Company accounts for its foreign operations in accordance with ASC Topic 830, “Foreign Currency Translation”. For the branch, non-monetary balance sheet items and related income statements items are translated at historical exchange rates, while monetary balance sheet items are translated at current exchange rates. Income statement items, other than monetary, are translated at the weighted average exchange rate during the year. Deferred taxes are not provided on translation gains and losses where the Company expects earnings of a foreign branch to be permanently reinvested.

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.  The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of July 31, 2010 and July 31, 2009, management does not believe they are exposed to any significant risk on their cash balances.  The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

Two customers accounted for $370,011 (56%) and $139,400 (21%) of receivables at July 31, 2010 while five customers accounted for $64,600 (22%), $53,418 (18%), $42,378 (15%), $31,540 (11%) and $30,600 (11%) respectively of accounts receivable as of July 31, 2009.

One customer accounted for $2,246,511 (63%) and $1,194,665 (53%) of the revenues for the years ended July 31, 2010 and 2009 respectively.

Two vendors accounted for $35,000 (39%) and $18,000 (20%) of accounts payable as of July 31, 2010 and, $75,000 (63%) and $14,390 (12%) at July 31, 2009, respectively.

One vendor accounted for $1,657,500 (88%) and $640,000 (77%) of the purchases for the years ended July 31, 2010 and 2009 respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new accounting guidance related to accounting standards codification and the hierarchy of GAAP the “FASB Accounting Standards Codification” (“Codification”), to become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This guidance reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. The guidance is effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s consolidated financial statements. The only impact will be that references to authoritative accounting literature will be in accordance with the new numbering system prescribed by the Codification.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

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

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in-substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

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

NOTE 4 –Commitments and Contingencies
The Company leases its office and warehouse. The maturity date for the lease is January 2011. The minimum rental commitment under the lease for the year ended July 31, 2011 is $31,200.

The rent expense for the years ended July 31, 2010 and 2009 was $67,000, and $60,000, respectively.

NOTE 5 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $165,848 and $136,213 at July 31, 2010 and 2009, respectively.  Our working capital was $529,643 and $64,059 at July 31, 2010 and 2009, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. There are options to acquire 2,350,000 shares of Series A issued and outstanding.

6% Series B Convertible, Redeemable Preferred Stock

The Company has authorized a total of 2,600,000 shares of 6% Series B Convertible, Redeemable Preferred Stock (the “Series B”).  The Series B accrues annual dividends at the rate of 6% per year in shares of Common Stock at the dividend conversion rate of $1.00.  The Series B, together with any unpaid dividends, is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series B converted.  Following the second anniversary of the Exchange, the Series B, together with any unpaid dividends, shall be convertible into Common Stock at the conversion price of forty cents ($0.40) or seventy percent (70%) of the daily volume weighted average price of the Common Stock for the twenty trading days immediately prior to the conversion.  The Series B is redeemable by the Company, at any time prior to December 31, 2015, in cash at the redemption rate of $1.00 per share of Series B plus any accrued and unpaid dividends.  On December 31, 2015, all outstanding shares of Series B shall be redeemed by the Company at a per share redemption price equal to $1.00 per share of Series B plus an amount of Common Stock equal to the amount of the accrued and unpaid dividend thereon.  The Series B has a liquidation preference of $2,600,000 and ranks prior to the Series A and the Common Stock.  The Series B votes on an “as converted” basis.  There are currently 2,600,000 shares of Series B outstanding.

Warrants

As of July 31, 2010, there were warrants outstanding to purchase 500,000 shares of Common Stock at the exercise price of $0.50.

Options

As of the Exchange date, there were fully vested options outstanding to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock, both at a purchase price of $.01 per share.  On April 27, 2010 the Board granted a non cash bonus to Mr Kenneth Cheng of $55,000 upon receipt of which, all 5,500,000 options for Common Stock were exercised.

For the year ended July 31, 2010, based on the fair value of stock options granted during the year, the Company recognized stock option expense of $41,861.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 70%; expected life of 4 years; and, all option grants without payment of dividends.

2010 Equity Incentive Plan

On January 15, 2010, our Board and Stockholders approved and adopted the 2010 Equity Incentive Plan (the “2010 Plan”). A copy of the 2010 Plan was attached as Exhibit [10.4] to Form 8-K filed with the Securities and Exchange Commission on January 22, 2010.

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

From time to time, the Company may issue Incentive Awards pursuant to the 2010 Plan.  Each of the awards will be evidenced by and issued under a written agreement. In accordance with the rules of the plan, the exercise price of options granted shall be not less than 110% of the average of the closing price for the 30 days preceding the grant date.

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

As of July 31, 2010, no options were issued or outstanding under the terms of the 2010 Plan.

Subsequently, on September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share.

Common Stock

On April 30, 2010, the Company Amended and Restated its Articles of Incorporation to authorize the issuance of up to 1,000,000,000 shares of common stock, $.001 par value per share, of which 51,750,000 shares and 20,000,000 were outstanding as of July 31, 2010 and July 31, 2009, respectively.

NOTE 6 – Related Party Transactions and Gain on Settlement

Shareholder
The Company had notes payable to related parties of $100,000 and $165,000 as of July 31, 2010 and July 31, 2009, respectively.  The notes were unsecured, are due for repayment between September 30, 2010 and January 31, 2011, and carry interest at 10% per annum

Litigation settlement
The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of July 31, 2010, the company has paid $325,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2011	115,000
2012	60,000
2013	60,000

Total	$235,000

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

	July 31, 2010	July 31, 2009

Furniture and fixture	$14,901	$13,658
Machinery and equipment	23,641	19,535
Software	359,416	357,219

	397,958	390,412
Accumulated depreciation	(381,665)	(378,800)

Property and equipment, net	$16,293	$11,612

Note 8 – Revolving Line of Credit

On July 14, 2010 the Company completed negotiations for a secured line of bank credit for up to one million dollars. Advances under the credit line will be secured on substantially all of the Company’s assets, be subject to interest at 1% pa above the Wall Street Journal prime rate index, and be subject to the following restrictive covenants: (i) the current ratio shall not be less than 1.2 times; (ii) the debt to tangible net worth ratio shall not exceed 2.5 times; (iii) the quarterly EBITDA shall not be less than $25,000; and (iv) the security value of certain selected accounts receivable will be limited depending on their concentration. The credit line will expire on July 14, 2011.  At July 31, 2010, the Company had drawn $100,000 under this credit line.

The Company incurred interest expense of $17,700 and $25,482 during the years ended July 31, 2010, and 2009, respectively.

Note 9 - Notes Payable

Notes payable, which are unsecured, consist of the following as of July 31, 2010 and 2009:

Notes Payable Consist of the Following at July 31,
	July 31, 2010	July 31, 2009
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$235,000	$385,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest is due in March 2010	-	30,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest in due in Jan 2011	30,000	30,000

Note payable to an employee, bearing interest at 10% per annum. The principal and interest is due in Sep 2010.	70,000	105,000

Total notes payable	335,000	550,000

Less Current Portion
Due to related party	100,000	165,000
Due to third party	115,000	150,000
	215,000	315,000

Long-term notes payable	$120,000	$235,000

Note 10 – Income Taxes

The consolidated income tax expense for the years ended July 31, 2010 and 2009 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending July 31, 2010 and 2009, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is not more likely than not that the position will be sustained on audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2010. There have been no material changes in unrecognized tax benefits at July 31, 2010.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of July 31, 2010, the statute of limitations for examining the Company’s federal income tax returns has not expired for the years ended December 31, 2006 through 2009. As of July 31, 2010, the statutes of limitation for tax examinations in the state of California have not expired for tax returns filed for the years ended December 31, 2005 through 2009.  As of July 31, 2010, the statute of limitation for tax examinations in Taiwan have not expired for tax returns filed for the years December 31, 2004 through 2009.

We provided $5,050 and $0 for income taxes in the years ended July 31, 2010 and 2009 respectively. Our effective tax rate takes into consideration federal and  state minimum tax rates and foreign taxes.
The company has accumulated NOLs of $1.6 million, which, if unutilized, will begin to expire in 2018. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance since there is no assurance that we will be able to utilize these NOLs. Details of future income tax assets are as follows:

Future income tax assets	31-Jul-10	31-Jul-09

NOLs available for carry forward	$1,307,775	$1,253,210
R&D credit	140,553	-
Other temporary timing differences	66,643	52,007
Total	1,514,971	1,305,217

Statutory tax rate (combined federal and state)	42.84%	42.84%
Net deferred tax asset	649,014	559,155

Valuation allowance	(649,014)	(559,155)

	$-	$-

Note 11 – Subsequent Events

On June 22, 2010, the Company announced its agreement to purchase certain assets of Pinestar Electronics Technology Inc, a Taiwanese company for up to $750,000 of which $300,000 would be in the form of a note payable on the first anniversary of the close of the purchase and the balance would be payable in the form of AmbiCom common stock also issued on the anniversary date based on the average closing price of the 20 trading days prior to the anniversary date. The selected assets are expected to be delivered in the fourth calendar quarter of 2010, and the total value of the assets purchased is expected to be in the region of $750,000.

On August 11, 2010 we issued 50,000 fully-paid shares of common stock to our public relations consultant in settlement of a debt for services provided.

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share.

In September, 2010, the Board decided to close its branch operation in Taiwan in order to reduce administration expenses. The branch was established in 1998 to supervise purchasing and international logistics on products sourced in Asia for re-sale in the United States. The Company does not expect the expenses associated with closure to exceed $10,000 which will be recognized in the period the expense is incurred.

In September, 2010, the Company entered into an engagement agreement with Chardan Capital Markets LLC, to provide investment banking services in connection with the sale of up to $2 million in common stock.  The agreement provides for a contingent fee of 7% on closing, the issuance of five year warrants for 3% of the amount raised on the same terms as the amount raised, and reimbursement of out-of-pocket expenses up to $10,000.

On October 6, 2010 AmbiCom Inc. was merged into AmbiCom Acquisition Corp.

On October 11, 2010 AmbiCom Acquisition Corp. was merged into AmbiCom Holdings Inc.

Item 9.  Changes in and Disagreements with Accountants on Financial Disclosure

On March 12, 2010, the Company dismissed its independent registered public accounting firm, De Joya Griffith & Company, LLC (“De Joya”).

The report of De Joya for the year ending July 31, 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

The Company approved the engagement of Kim & Lee Corporation (“K&L”) as its new independent registered public accountants. The Company did not consult K&L regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Company’s financial statements.

During the Company's most recent fiscal years and the subsequent interim period through March 12, 2010, the date of dismissal, there were no disagreements with De Joya on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of De Joya, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" in connection with its report on the Company’s financial statements.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officers, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers. All of the Company’s executive officers and directors were appointed on January 15, 2010, the effective date of the Acquisition. All directors hold office until the first annual meeting of the stockholders of the Company and until the election and qualification of their successors or their earlier removal or retirement.

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name (1)	Age	Title
John Hwang	48	Chief Executive Officer, Director
Kenneth Cheng	57	President, Director
Robert Radoff	42	Director

John Hwang, 48 Chief Executive Director, From 2002 through 2007, Mr. Hwang was a member of the office of the Chairman of Techno Concepts, Inc., a developer and manufacturer of wireless communications devices.  Mr. Hwang also has over twenty years’ corporate and entrepreneurial leadership experience in semiconductor technology and consumer electronics.  Mr. Hwang was President of Osicom, a fiber optic and network technologies manufacturer from 1996 through 1998, Executive Vice-President of Relialogic, from 1992 to 1996, and a Vice-President and Corporate Manger of Samsung America, Inc. from 1985 to 1991, where he helped launch its new computer and monitor division.  Mr. Hwang has a Bachelor of Science Degree in Economics from Rutgers University.

Kenneth Cheng, 57 President, Director. Mr. Cheng has over 23 years of computer industry experience in Data Communication and VLSI design, including roles as a VLSI Design Engineer and Project Leader in industry pioneers including Lucent Technologies, Chips & Technologies and LSI Corporation. Prior thereto, Mr. Cheng was President and CEO of AmbiCom, Inc.

Robert Radoff, 42 Director.  Mr. Radoff has created and managed a national broker network, monitoring sales, distribution, packaging and setting up logistics of new and existing products, setting objectives and goals for the sales force and creating presentations to major accounts. He has also helped develop and sell national brand and private label and other brands to major accounts in the U.S. and international markets.  Mr. Radoff served on active duty in the United States Army from 1986-1990 and competed his reserve obligations through 1995.

Elaine Mayumi Kato, Director.   Mr. Kato resigned from her role as the Registrant’s sole principal officer and director on January 15, 2010.

Compensation of Directors

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors.  The Company does not expect to pay any fees to its directors for the 2011 fiscal year.

Indemnification of Directors and Officers

Nevada Revised Statutes (“NRS”) Sections 78.7502 and 78.751 provide the Company with the power to indemnify any of our directors and officers. The director or officer must have conducted himself/herself in good faith and reasonably believe that his/her conduct was in, or not opposed to our best interests. In a criminal action, the director, officer, employee or agent must not have had reasonable cause to believe his/her conduct was unlawful.

Under NRS Section 78.751, advances for expenses may be made by agreement if the director or officer affirms in writing that he/she believes he/she has met the standards and will personally repay the expenses if it is determined such officer or director did not meet the standards.

Pursuant to the Company’s Articles of Incorporation and bylaws, we may indemnify an officer or director who is made a party to any proceeding, because of his position as such, to the fullest extent authorized by Nevada Revised Statutes, as the same exists or may hereafter be amended. In certain cases, we may advance expenses incurred in defending any such proceeding.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

Anti-Takeover Effects of Provisions of Nevada State Law

We may be or in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada or through an affiliated corporation.

The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares is sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (1) one-fifth or more but less than one-third, (2) one-third or more but less than a majority, or (3) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with that person, obtain only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to take away voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights, is entitled to demand fair value for such stockholder's shares.

Nevada's control share law may have the effect of discouraging corporate takeovers.

In addition to the control share law, Nevada has a business combination law, which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder" unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of the Company from doing so if it cannot obtain the approval of our Board of Directors.

Audit Committee The Company intends to establish an audit committee, which will consist of independent directors. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company's board of  directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee Our board of directors does not have a standing compensation committee responsible for determining executive and director compensation.  Instead, the entire board of directors fulfills this function, and each member of the Board participates in the determination.  Given the small size of the Company and its Board and the Company's limited resources, locating, obtaining and retaining additional independent directors is extremely difficult.  In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process.  Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire board of directors’ act in place of a compensation committee.  When acting in this capacity, the Board does not have a charter.

In considering and determining executive and director compensation, our board of directors review compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to the Company’s officers.  The board of directors also determines and approves any non-cash compensation to any employee.  The Company does not engage any compensation consultants to assist in determining or recommending the compensation to the Company’s officers or employees.

Conflicts of Interest

There are no conflicts of interest with any officers, directors or executive staff.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

We do not currently have a code of ethics.  Because we currently have only limited business operations and two officers and directors, we believe a code of ethics would have limited utility. We intend to adopt a code of ethics as our business operations expand and we have additional directors, officers and employees.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal years ended July 31, 2010 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name & Principal Position	Year	Salary	Commission	Bonus	Restricted Stock Awards		Non-Equity Incentive Plan Compensation	All Other Compensation
John Hwang (2)	2010	$120,000	$-	$-	5,000,000	(1)	-	-
	2009	$-	$-	$-	-		-	-
Kenneth Cheng (2)	2010	$260,250	$7,000	$-	5,500,000	(1)	-	-
	2009	$181,250	$85,500	$-	-		-	-
Robert Radoff (3)	2010	$-	$-	$-	100,000		-	-
	2009	$-	$-	$-	-		-	-
Elaine Mayumi Kato (4)	2010	$-	$-	$-	-		-	-
	2009	$-	$-	$-	-		-	-

(1)	Granted in connection with the reverse merger under the terms of the Exchange Agreement
(2)	Mr Hwang and Mr Cheng entered into Employment agreements with the Company at a salary of $240,000 per year effective January 15, 2010.
(3)	Resigned January 15, 2010
(4)	Resigned January 15, 2010

Compensation Policy: Our Company’s executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable our Company to achieve earnings and profitability growth to satisfy our stockholders. We must, therefore, create incentives for these executives to achieve both Company and individual performance objectives through the use of performance-based compensation programs. No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components: As an early-stage development company, the main elements of our compensation package consist of base salary, stock options and bonus.

Base Salary: As we continue to grow and financial conditions improve, these base salaries, bonuses and incentive compensation will be reviewed for possible adjustments. Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with the Company.

COMPENSATION OF DIRECTORS

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors.  The Company does not expect to pay any fees to its directors for the 2011 fiscal year.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On January 15, 2010, the Company entered into employment agreements with its two executive officers, John Hwang and Kenneth Cheng.

Each employment agreement provides for a three year term with minimum annual base salary of $240,000.  Under the agreement, they will be subject to customary non-competition and employee non-solicitation restrictions while they are employed by the Company and for a period of 2 year(s) thereafter.

Directors, Executive Officers, Promoters and Control Persons, Conflicts of Interest.

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of July 31, 2010 (after giving effect to the Exchange) by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
John Hwang (3)(4)	5,000,000	9.7%
Robert Radoff	100,000	0.2%
Kenneth Cheng (3)	5,500,000	10.6%
Alizay Consulting Ltd	5,700,000	11.0%
First Atlantis Trading Corp	5,250,000	10.1%
All Directors and Executive Officers as a Group (3 persons)	10,600,000	20.6%

(1) "Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 51,750,000 shares of Common Stock outstanding as of October 15, 2010, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3) Does not include Mr. John Hwang’s 7,050,000 and Mr. Kenneth Cheng’s 2,350,000 shares of the Company’s Series A Preferred Stock which is convertible upon certain conditions into shares of the Company’s Common Stock.

(4) Does not include 420,000 shares of Common stock held beneficially by family members.

Item 13. Certain Relationships and Related Transactions

 Currently, we have one independent director on our Board of Directors, and have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees related to services performed by Kim and Lee and other service providers for the years ended July 31:

		2010	2009
Audit fees	(1)	$45,000	$15,000
Taxation fees	(2)	140	17,840
Accounting & other services	(3)	13,041	1,720

Total		$58,181	$34,560

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Tax fees principally included tax advice, tax planning and tax return preparation.
(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2010 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

PART IV

Item 15.  Exhibits

The following exhibits are included with this filing:

Exhibit
Number	Description

31.1	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2010	AMBICOM HOLDINGS
(formerly Med Control, Inc.)

	By	/s/ John Hwang
John Hwang
Chief Executive Officer and Director
(Principal Executive Officer)

	By	/s/ John Hwang
John Hwang, Chief Financial
Officer, Chief Accounting Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hwang	November 12, 2010
John Hwang	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John Hwang	November 12, 2010
John Hwang	Date
Chief Financial Officer, Chief Accounting Officer
(Principal Financial Officer)

/s/ Kenneth Cheng	November 12, 2010
Kenneth Cheng	Date
Director

/s/ Robert Radoff	November 12, 2010
Robert Radoff	Date
Director