Form 10-Q
period 2010-10-31
AMBICOM HOLDINGS, INC
filed 2010-12-13
CIK 1444310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 13, 2010, the registrant had 51,800,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
ASSETS	2010	2010
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$449,175	$165,848
Accounts receivable, net of allowance for doubtful accounts of $9,313 and $20,761 as of October 31, 2010, and July 31, 2010	629,575	639,910
Inventory	183,559	161,863
Other receivables, current	10,000	11,251
Prepaid expenses and other current assets	10,032	1,296
Total current assets	1,282,341	980,168

Property and equipment, net	11,576	16,293
Deposit	4,138	4,138
Total assets	$1,298,055	$1,000,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$136,521	$89,047
Accounts payable - other	28,944	44,677
Deferred revenue	1,800	1,800
Due to related party	100,000	100,000
Line of credit payable	350,000	100,000
Notes payable - current portion	125,000	115,000
Total current liabilities	742,265	450,524

Notes payable	100,000	120,000

Total liabilities	842,265	570,524

Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 51,800,000 and 51,750,000 shares issued and outstanding at October 31, 2010 and July 31, 2010, respectively	51,800	51,750
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; no shares issued and outstanding at October 31, 2010 and July 31, 2010	-	-
Preferred stock, Series B, $0.001 per share 2,600,000 shares authorized; 2,600,000 and 2,600,000 shares issued and outstanding at October 31, 2010 and July 31, 2010, respectively	2,600	2,600
Additional paid in capital	11,096,105	11,084,749
Accumulated deficit	(10,694,715)	(10,709,024)
Total stockholders’ equity	455,790	430,075
	$1,298,055	$1,000,599

The accompanying notes are an integral part of these financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended October 31,

	2010	2009
	(Unaudited)
Sales	$935,013	$777,653

Cost of sales	494,284	411,690

Gross profits	440,729	365,963

OPERATING EXPENSES
Depreciation	1,102	723
Professional fees	38,935	5,678
Selling and general expenses	391,293	236,161
Total operating expenses	431,330	242,562

Income from operations	9,399	123,401

Other income (expense)
Other income & expense, net	10,521	(2,705)
Interest expense, net	(5,611)	(2,945)
Net other income (expense)	4,910	(5,650)

Total income before income taxes	14,309	117,751

Income taxes	-	-

Net income	$14,309	$117,751

Net income per share - basic	$0.000	$0.006

Net income per share - diluted	$0.000	$0.006

Weighted average shares outstanding — basic	51,800,000	20,000,000

Weighted average shares outstanding — diluted	54,400,000	20,000,000

The accompanying notes are an integral part of these financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended October 31,

	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$14,309	$117,751
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,102	723
Stock-based compensation	11,406	-
Reduction in bad debt reserve	(11,448)	-
Provision for inventory loss	5,780	-

Decrease / (Increase) in operating assets:
Accounts receivable	21,783	(279,003)
Inventory	(27,475)	(7,658)
Other receivables	3,689	-
Prepaid expense	(8,737)	29,512

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	91,844	(19,539)
Accrued payable - other	(58,408)	(3,267)
Unearned revenue	-	16,465

Net cash provided by (used in) operating activities	43,845	(145,016)

Cash flows from investing activities:
Payment of notes to related parties	-	(35,000)
Capital expenditures	(518)	(2,580)

Net cash (used) in investing activities	(518)	(37,580)

Cash flows from financing activities:
Proceeds from line of credit	250,000	190,400
Payments on notes payable	(10,000)	(15,000)

Net cash provided by financing activities	240,000	175,400

Net increase in cash and cash equivalents	283,327	(7,196)
Cash and cash equivalents, beginning of year	165,848	136,213

Cash and cash equivalents, end of year	$449,175	$129,017

Supplemental information:
Income taxes paid	$451	$-
Interest paid	$5,611	$2,945

The accompanying notes are an integral part of these financial statements.

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009
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

In September, 2010, the Board decided to close our branch operation in Taiwan in order to reduce administration expenses. The branch was established in 1998 to supervise purchasing and international logistics on products sourced in Asia for re-sale in the United States. The Company does not expect the expenses associated with closure to exceed $10,000 which will be recognized in the period the expense is incurred.

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

Details of the Company’s subsidiaries as of October 31, 2010 are as follows:

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

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by AmbiCom, under the purchase method of accounting, and was treated as a recapitalization with AmbiCom as the acquirer.  Upon consummation of the Exchange, the Company adopted the business plan of AmbiCom.  Accordingly, the condensed consolidated statements of operations include the results of operations of AmbiCom and its subsidiaries from August 1, 2009 and 2008, and the results of operations of Med Control from the acquisition date.

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts.  Accounts receivable are shown net of an allowance for doubtful accounts of $9,313 as of October 31, 2010 and $20,761 as of July 31, 2010, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.  As of October 31, 2010 and July 31, 2010, the value of the inventory reserve was $48,161 and $42,381, respectively.

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.  The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of October 31, 2010 and July 31, 2010, management does not believe they are exposed to any significant risk on their cash balances.  The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

Three customers accounted for $328,000 (51%), $75,140 (12%) and $67,078 (10%) of receivables at October 31, 2010 while two customers accounted for $370,011 (56%) and $139,400 (21%), as of July 31, 2010, respectively.

Two customers accounted for $573,689 (62%) and $101,266 (11%) of the revenues for the three months ended October 31, 2010 and $364,800 (47%) and $98,230 (13%) of the revenues for the three months ended July 31, 2010 respectively.

Three vendors accounted for $52,650 (39%), $45,000 (33%) and $15,000 (11%) of accounts payable as of October 31, 2010 and $35,000 (39%), $18,000 (20%) and $10,684 (12%) as of July 31, 2010, respectively.

Three vendors accounted for $389,903 (77%), $59,400 (12%), and $52,650 (10%) of the purchases for the three months ended October 31, 2010, and one vendor accounted for $389,025 (92%) of the purchase for the three months ended July 31, 2010, respectively.

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

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $449,175 and $165,848 at October 31, 2010 and July 31, 2010, respectively.  Our working capital was $540,076 and $529,644 at October 31, 2010 and July 31, 2010, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  If the Company reports net income in two of the four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. There are options to acquire 2,350,000 shares of Series A issued and outstanding.

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

Warrants

As of October 31, 2010, there were warrants outstanding to purchase 500,000 shares of Common Stock at the exercise price of $0.50.

Options

As of the Exchange date, there were fully vested options outstanding to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock, both at a purchase price of $.01 per share.  On April 27, 2010 the Board granted a non cash bonus to Mr. Kenneth Cheng of $55,000 upon receipt of which, all 5,500,000 options for Common Stock were exercised.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share.  Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, we recognized a non-cash stock compensation charge of $3,406 in the three months ended October 31, 2010 in connection with the issuance and vesting of these options.  At October 31, 2010, 1,437,778 options remain available for future grant under the Plan.

Common Stock

On April 30, 2010, the Company Amended and Restated its Articles of Incorporation to authorize the issuance of up to 1,000,000,000 shares of common stock, $.001 par value per share, of which 51,800,000 shares and 51,750,000 shares were outstanding as of October 31, 2010 and July 31, 2010, respectively.

NOTE 5 – Related Party Transactions and Gain on Settlement

Shareholder
The Company had notes payable to related parties of $100,000 as of both October 31, 2010 and July 31, 2010, respectively.  The notes were unsecured, and are repayable as follows:

	October 31, 2010	July 31, 2010
Note payable to a shareholder, bearing interest at 10% per annum. The principal is due in September 2011.	$70,000	$70,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest is due in January 2011.	30,000	30,000

Total	$100,000	$100,000

Litigation settlement
The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of October 31, 2010, the company has paid $325,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2011	115,000
2012	60,000
2013	60,000

Total	$235,000

NOTE 6 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended October 31, 2010 and 2009 was $1,102 and $723, respectively.

NOTE 7 – Revolving Line of Credit

 On July 14, 2010 the Company completed negotiations for a secured line of bank credit for up to one million dollars. Advances under the credit line will be secured on substantially all of the Company’s assets, be subject to interest at 1% pa above the Wall Street Journal prime rate index, and be subject to the following restrictive covenants: (i) the current ratio shall not be less than 1.2 times; (ii) the debt to tangible net worth ratio shall not exceed 2.5 times; (iii) the quarterly EBITDA shall not be less than $25,000; and (iv) the security value of certain selected accounts receivable will be limited depending on their concentration. The credit line will expire on July 14, 2011.  At October 31, 2010, the Company had drawn $350,000 under this credit line, and was in compliance with the note covenants.

The Company incurred interest expense of $5,611 and $2,945 during the three months ended October 31, 2010, and 2009, respectively.

NOTE 8 - Notes Payable

Notes payable, which are unsecured, consist of the following as of October 31, 2010 and July 31, 2010:

	October 31, 2010	July 31, 2010
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$225,000	$235,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest in due in Jan 2011.	30,000	30,000

Note payable to an employee, bearing interest at 10% per annum. The principal is due in Sep 2011.	70,000	70,000

Total notes payable	325,000	335,000

Less current portion
Due to related party	100,000	100,000
Due to third party	125,000	115,000
	225,000	215,000

Long-term notes payable	$100,000	$120,000

NOTE 9 – Income Taxes

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

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is not more likely than not that the position will be sustained on audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2010. There have been no material changes in unrecognized tax benefits at October 31, 2010.

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

We did not make any provision for income taxes in the three months ended October 31, 2010 and July 31, 2010. Our effective tax rate takes into consideration federal and state minimum tax rates, foreign taxes and NOL carry-forwards.

The company has accumulated NOLs of $1.6 million, which, if unutilized, will begin to expire in 2018. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance since there is no assurance that we will be able to utilize these NOLs. Details of future income tax assets are as follows:

Future income tax assets
	October 31, 2010	July 31, 2010
NOL available for carry forward	$1,293,466	$1,307,775
R&D credit	140,553	140,553
Other temporary timing differences	66,643	66,643
	1,500,662	1,514,971
Statutory tax rate (combined federal and state)	42.84%	42.84%

Net deferred tax asset	642,884	649,014

Valuation allowance	(642,884)	(649,014)

	$-	$-

NOTE 10 – Commitments and Contingencies

The Company leases its office and warehouse. The maturity date for the lease is January 2011. The minimum rental commitment under the lease for the year ended July 31, 2011 is $31,200.

NOTE 11 – Subsequent Events

None.

ITEM 2. Management’s Discussion and Analysis of Plans of Operations

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

Results of Operations for the Three Months Ended October 31, 2010 Compared to the Three Months Ended October 31, 2009

	Three Months Ended October 31,
	2010	2009

Sales	100.0%	100.0%

Cost of goods sold	52.9%	52.9%

Gross profits	47.1%	47.1%

OPERATING EXPENSES
Depreciation	0.1%	0.1%
Professional fees	4.2%	0.7%
Selling and general expenses	41.8%	30.4%
Total operating expenses	46.1%	31.2%

Income from operations	1.0%	15.9%

Other income (expense)
Other income	1.1%	-0.3%
Interest expense, net	-0.6%	-0.4%
Net other income (expense)	0.5%	-0.7%

Total income before income taxes	1.5%	15.2%

Income taxes	0.0%	0.0%

Net income (loss)	1.5%	15.2%

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

	Three Months Ended October 31,
	2010	2009	Change in Dollars	Change in Percent

Total revenue	$935,013	$777,653	$157,360	20%

Our sales grew by 20% in the three months ended October 31, 2010 compared to the three months ended October 31, 2009, partly as a result of a new customer gain, but mainly as a result of the market growth trend which we expect to continue into 2011 and beyond. Three customers accounted for more than 10% of total revenue for the three months ended October 31, 2010, while two customers accounted for more than 10% for the three months ended October 31, 2009, respectively.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for re-sale together with related packaging costs.

	Three Months Ended October 31,
	2010	2009	Change in Dollars	Change in Percent

Cost of sales	$494,284	$411,690	$82,594	20%

Our cost of sales increased by 20% in the three months ended October 31, 2010 compared to the three months ended October 31, 2009. Our cost of sales grew at the same rate as our revenues.

Gross Profit & Gross Margin

Our gross profit increased by 20% from $365,963 in the three months ended October 31, 2009 to $440,729 in the three months ended October 31, 2010 as a result of the increase in sales volume. As a result of the equal rate of growth in both revenue and cost of sales, our gross margin remained consistent at 47.1%. We do not necessarily expect gross margins to remain at this level in 2011 and our gross margin will continue to be affected by a variety of factors, including the cost of outsourcing to support project demands, changing of the foreign exchange rates against the US dollar, average sales prices realized on sales of our products, fluctuations in the cost of our purchased components, and the stage of our product life cycle.

Operating Expenses

	Three Months Ended October 31,
	2010	2009	Change in Dollars	Change in Percent

Operating expenses	$431,330	$242,562	$188,768	78%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses.

Depreciation expense was $723 for the three months ended October 31, 2009 and $1,102 for the three months ended October 31, 2010. Our depreciation rate policy remained unchanged, and fixed asset purchases were minimal.

Our professional fees increased from $5,678 in the three months ended October 31, 2009 to $38,935 in the three months ended October 31, 2010.  Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general, and administrative expenses may from time to time include charges relating to accounting, legal, insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  Our selling, general and administrative expenses increased by $155,132 (66%) from $236,161 in the three months ended October 31, 2009 to $391,293 in the three months ended October 31, 2010.

Of this increase, approximately $83,000 was due to an increase in headcount and salary cost, approximately $35,000 was due to increased R&D expenditure on improvements to our products to maintain our competitiveness and the remainder was due to increased investment in marketing and travel expenses as we work to expand our business with new customers and acquisitions.  In January 2011, our lease will expire, and we will have to negotiate a new lease or relocate.  As a result, we may experience an increase in operating expenses.

Income from Operations

Income from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit.  Our income from operations decreased from $123,401 in the three months ended October 31, 2009 to $9,399 in the three months ended October 31, 2010, with increases in revenue and gross profit offset by a greater increase in selling, general and administrative expenses.

Other Income and Expenses
Other income and expenses arise from non operating events and transactions, principally interest charges.  Other income and expense, net, increased to a net income of $4,910 in the three months ended October 31, 2010 from a net expense of $5,650 in the three months ended October 31, 2009.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2010 and 2009 was 42.8%.  We made no provisions for income taxes in either the first three months of 2010 or 2009 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income.

	Three Months Ended October 31,
	2010	2009	Change in Dollars	Change in Percent

Net income	$14,309	$117,751	$(103,442)	-88%

Net income for the three months ended October 31, 2010 was $14,309, a decrease of 88% compared to the three months ended October 31, 2009 as a result of our operating expenses increasing faster than our revenue and gross contribution.

Capital Resources and Liquidity

Cash and cash equivalents were $449,175 at October 31, 2010 and $165,848 at July 31, 2010. The net increase in cash over the period arose principally from the drawing of $250,000 under the bank line of credit established in July 2010, and $43,845 provided from operating activities. Our total current assets increased 31% to $1,282,341 at October 31, 2010 from $980,168 at July 31, 2010 while our current liabilities increased by 65%  to $742,265 at October 31, 2010 from $450,524 at July 31, 2010. Total working capital remained relatively unchanged with $540,076 at October 31, 2010 and $529,644 at July 31, 2010. The Company negotiated a $1 million secured line of bank credit as of July 14, 2010, and at October 31, 2010, the balance outstanding under this facility was $350,000. The covenants relating to the line of credit include monthly unaudited, and annual audited compliance certifications  requiring a minimum current asset to current liability ratio of 1:2, a maximum debt to tangible net worth ratio of 2.5:1, and a minimum quarterly EBITDA of at least $25,000. We are in compliance with the covenants as of October 31, 2010. We believe that we have access to sufficient working capital to serve our business needs during the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended July 31, 2010, which was filed with the Securities and Exchange Commission on November 15, 2010.

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since July 31, 2010.

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

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of October 31, 2010, the company has paid $325,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Exhibit Title

31.1	Certification by John Hwang pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification by John Hwang pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification by John Hwang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by John Hwang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: December 13, 2010	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Principal Executive Officer

Date: December 13, 2010	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer, and Principal Financial and Accounting Officer