Form 10-Q
period 2011-01-31
AMBICOM HOLDINGS, INC
filed 2011-03-14
CIK 1444310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 333-153402

AMBICOM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2964607
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Alder Drive.  Milpitas, CA 95035 (408) 321-0822
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 14, 2011, the registrant had 51,956,015 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
ASSETS	2011	2010
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$58,369	$165,848
Accounts receivable, net of allowance for doubtful accounts of $9,569 and $20,761 as of January 31, 2011, and July 31, 2010	1,185,728	639,910
Inventory	142,046	161,863
Other receivables, current	-	11,251
Prepaid expenses and other current assets	31,495	1,296
Total current assets	1,417,638	980,168

Property and equipment, net	10,474	16,293
Deposit	4,138	4,138
Total assets	$1,432,250	$1,000,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$44,644	$89,047
Accounts payable - other	52,930	44,677
Deferred revenue	1,800	1,800
Due to related party	100,000	100,000
Line of credit payable	350,000	100,000
Notes payable - current portion	90,000	115,000
Total current liabilities	639,374	450,524

Notes payable	85,000	120,000

Total liabilities	724,374	570,524

Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 51,956,015 and 51,750,000 shares issued and outstanding at January 31, 2011 and July 31, 2010, respectively	51,956	51,750
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; no shares issued and outstanding at January 31, 2011 and July 31, 2010, respectively	-	-
Preferred stock, Series B, $0.001 per share 2,600,000 shares authorized; 2,600,000 and 2,600,000 shares issued and outstanding at January 31, 2011 and July 31, 2010, respectively	2,600	2,600
Additional paid in capital	11,101,214	11,084,749
Accumulated deficit	(10,447,894)	(10,709,024)
Total stockholders’ equity	707,876	430,075
	$1,432,250	$1,000,599

The accompanying notes are an integral part of these financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010

Sales	$1,268,148	$870,604	$2,203,161	$1,648,257

Cost of sales	503,107	434,408	997,399	846,099

Gross profits	765,041	436,196	1,205,762	802,158

OPERATING EXPENSES
Depreciation	1,102	812	2,205	1,535
Professional fees	58,758	77,904	97,692	83,582
Selling and general expenses	417,216	306,650	785,613	542,811
Total operating expenses	477,076	385,366	885,510	627,928

Income from operations	287,965	50,830	320,252	174,230

Other income (expense)
Other income and expense, net	(34,073)	(196)	(46,424)	(2,901)
Interest expense, net	(6,908)	(6,234)	(12,519)	(9,179)
Net other income (expense)	(40,981)	(6,430)	(58,943)	(12,080)

Total income before income taxes	246,984	44,400	261,309	162,150

Income taxes	-	-	-	-

Net income	$246,984	$44,400	$261,309	$162,150

Net income per share - basic	$0.005	$0.002	$0.005	$0.008

Net income per share - diluted	$0.005	$0.002	$0.005	$0.007

Weighted average shares outstanding — basic	51,826,003	20,000,000	51,807,429	20,000,000

Weighted average shares outstanding — diluted	54,426,003	22,600,000	54,407,429	22,600,000

The accompanying notes are an integral part of these financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended January 31,

	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$261,309	$162,150
Net income items not affecting cash:
Depreciation and amortization	2,205	1,535
Stock-based compensation	16,515	-
Reduction in bad debt reserve	(11,192)	-
Provision for inventory loss	20,082	-

Decrease / (Increase) in operating assets:
Accounts receivable	(534,626)	(222,367)
Inventory	(264)	(125,529)
Other receivables	13,665	4,811
Prepaid expense	(30,200)	79,946

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	(33)	(102,758)
Accrued payable - other	(34,422)	(4,080)
Unearned revenue	-	-

Net cash used in operating activities	(296,961)	(206,292)

Cash flows from investing activities:
Payment of notes to related parties	-	(165,000)
Capital expenditures	(518)	(5,349)

Net cash used in investing activities	(518)	(170,349)

Cash flows from financing activities:
Proceeds from sale of common stock	-	333,624
Proceeds from line of credit	250,000	(56,000)
Payments on notes payable	(60,000)	200,000
Cash used in reverse merger, net of cash received	-	26,125

Net cash provided by financing activities	190,000	503,749

Net increase (decrease) in cash and cash equivalents	(107,479)	127,108
Cash and cash equivalents, beginning of year	165,848	136,213

Cash and cash equivalents, end of year	$58,369	$263,321

Supplemental information:
Income taxes paid	$451	$-
Interest paid	$12,519	$9,179

The accompanying notes are an integral part of these financial statements.

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 AND 2010
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

On August 11, 2010, we issued 50,000 fully-paid shares of common stock to our public relations consultant in settlement of a debt for services provided.

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

In September, 2010, the Company entered into an engagement agreement with Chardan Capital Markets LLC, to provide investment banking services in connection with the sale of up to $2 million in common stock.  The agreement provides for a contingent fee of 7% on closing, the issuance of five year warrants for 3% of the amount raised on the same terms as the amount raised, and reimbursement of out-of-pocket expenses up to $10,000.  The closing is expected to occur during the third fiscal quarter of 2011.

On October 6, 2010 AmbiCom Inc. was merged into AmbiCom Acquisition Corp.

On October 11, 2010 AmbiCom Acquisition Corp. was merged into AmbiCom Holdings Inc.

On December 14, 2010, the Company entered into a definitive agreement to acquire E-Care Technology Co., Ltd, a Taiwan Corporation.

On January 31, 2011, the Company issued a 6% stock dividend on its Preferred B stock.

In January 2011, the Company entered into a lease agreement beginning March 1, 2011 to relocate our offices to 500 Alder Drive in Milpitas, CA.

Details of the Company’s subsidiaries as of January 31, 2011 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

AmbiCom Technology,	Nevada	Wholly-owned	Planned acquisition company
Inc.	May 17, 2010	subsidiary of AmbiCom

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

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by AmbiCom, under the purchase method of accounting, and was treated as a recapitalization with AmbiCom as the acquirer.  Upon consummation of the Exchange, the Company adopted the business plan of AmbiCom.  Accordingly, the condensed consolidated statements of operations include the results of operations of AmbiCom and its subsidiaries from August 1, 2008 and 2009, and the results of operations of Med Control from the acquisition date.

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts.  Accounts receivable are shown net of an allowance for doubtful accounts of $9,569 as of January 31, 2011 and $20,761 as of July 31, 2010, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.  As of January 31, 2011 and July 31, 2010, the value of the inventory reserve was $63,171 and $42,381, respectively.

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.  The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of January 31, 2011 and July 31, 2010, management does not believe they are exposed to any significant risk on their cash balances.  The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

One customer accounted for $1,010,000 (85%) of receivables at January 31, 2011 while two customers accounted for $370,011 (56%) and $139,400 (21%), as of July 31, 2010, respectively.

One customer accounted for $1,015,800 (80%) of revenue for the three months ended January 31, 2011 and $676,311 (78%) of revenue for the three months ended January 31, 2010, respectively.  One customer accounted for $1,589,800 (72%) of the revenues for the six months ended January 31, 2011 and $1,041,111 (63%) of the revenues for the six months ended January 31, 2010 respectively.

Four vendors accounted for $9,000 (20%), $7,945 (18%), $7,650 (17%), and $5,317 (12%) of accounts payable as of January 31, 2011 and three vendors accounted for $35,000 (39%), $18,000 (20%) and $10,684 (12%) as of July 31, 2010, respectively.

One vendor accounted for $447,300 (98%) of the purchases for the three months ended January 31, 2011, and one vendor accounted for $488,475 (90%) of the purchase for the three months ended January 31, 2010, respectively.  One vendor accounted for $837,203 (87%) of the purchases for the six months ended January 31, 2011, and one vendor accounted for $877,500 (92%) of the purchase for the six months ended January 31, 2010, respectively.

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

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $58,369 and $165,848 at January 31, 2011 and July 31, 2010, respectively.  Our working capital was $778,264 and $529,644 at January 31, 2011 and July 31, 2010, respectively.

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

Warrants

As of January 31, 2011, there were warrants outstanding to purchase 500,000 shares of Common Stock at the exercise price of $0.50.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share.  Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, we recognized a non-cash stock compensation charge of $8,515 in the six months ended January 31, 2011 in connection with the issuance and vesting of these options.  At January 31, 2011, 1,437,778 options remain available for future grant under the Plan.

Common Stock

On April 30, 2010, the Company Amended and Restated its Articles of Incorporation to authorize the issuance of up to 1,000,000,000 shares of common stock, $.001 par value per share, of which 51,956,015 shares and 51,750,000 shares were outstanding as of January 31, 2011 and July 31, 2010, respectively.

NOTE 5 – Related Party Transactions and Gain on Settlement

Shareholder
The Company had notes payable to related parties of $100,000 as of both January 31, 2011 and July 31, 2010, respectively.  The notes were unsecured, and are repayable as follows:

	January 31, 2011	July 31, 2010
Note payable to a shareholder, bearing interest at 10% per annum. The principal is due in September 2011.	$70,000	$70,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest is due in January 2011.	30,000	30,000

Total	$100,000	$100,000

Litigation settlement
The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of January 31, 2011, the company has paid $385,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2011	115,000
2012	60,000
2013	60,000

Total	$235,000

NOTE 6 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended January 31, 2011 and 2010 was $1,102 and $812, respectively.  Depreciation expense for the six months ended January 31, 2011 and 2010 was $2,205 and $1,535, respectively.

NOTE 7 – Revolving Line of Credit

On July 14, 2010 the Company completed negotiations for a secured line of bank credit for up to one million dollars. Advances under the credit line will be secured on substantially all of the Company’s assets, be subject to interest at 1% above the Wall Street Journal prime rate index, and be subject to the following restrictive covenants: (i) the current ratio shall not be less than 1.2 times; (ii) the debt to tangible net worth ratio shall not exceed 2.5 times; (iii) the quarterly EBITDA shall not be less than $25,000; and (iv) the security value of certain selected accounts receivable will be limited depending on their concentration. The credit line will expire on July 14, 2011.  At January 31, 2011, the Company had drawn $350,000 under this credit line, and was in compliance with the note covenants.

The Company incurred interest expense of $12,519 and $9,179 during the six months ended January 31, 2011, and 2010, respectively.

NOTE 8 - Notes Payable

Notes payable, which are unsecured, consist of the following as of January 31, 2011 and July 31, 2010:

Notes Payable Consist of the Following at:
	January 31, 2011	July 31, 2010
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$175,000	$235,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest in due in Jan 2011.	30,000	30,000

Note payable to an employee, bearing interest at 10% per annum. The principal is due in Sep 2011.	70,000	70,000

Total notes payable	275,000	335,000

Less current portion
Due to related party	100,000	100,000
Due to third party	90,000	115,000
	190,000	215,000

Long-term notes payable	$85,000	$120,000

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

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is not more likely than not that the position will be sustained on audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2010. There have been no material changes in unrecognized tax benefits at January 31, 2011.

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

We did not make any provision for income taxes in the six months ended January 31, 2011. Our effective tax rate takes into consideration federal and state minimum tax rates, foreign taxes and NOL carry-forwards.
The company has accumulated NOLs of $1.6 million, which, if unutilized, will begin to expire in 2018. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance since there is no assurance that we will be able to utilize these NOLs. Details of future income tax assets are as follows:

NOTE 10 – Commitments and Contingencies

The Company leases its office and warehouse. The Company signed a new lease for its office and warehouse effective March 1, 2011 at a new location.  The maturity date for the lease is May 2016. The minimum rental commitments under the lease are as follows:

Year Ending July 31:
2011	53,324
2012	53,696
2013	55,133
2014	56,570
2015	58,007
2016	49,537

Total	$326,267

The rent expense for the three months ended January 31, 2011 and 2010 was $19,233 and $15,150, respectively.  The rent expense for the six months ended January 31, 2011 and 2010 was $34,833 and $30,300, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	39.7%	49.9%	45.3%	51.3%

Gross profits	60.3%	50.1%	54.7%	48.7%

OPERATING EXPENSES
Depreciation	0.1%	0.1%	0.1%	0.1%
Professional fees	4.6%	8.9%	4.4%	5.1%
Selling and general expenses	32.9%	35.2%	35.7%	32.9%
Total operating expenses	37.6%	44.2%	40.2%	38.1%

Income from operations	22.7%	5.9%	14.5%	10.6%

Other income (expense)
Other income and expense, net	-2.7%	0.0%	-2.1%	-0.2%
Interest expense, net	-0.5%	-0.7%	-0.6%	-0.6%
Net other income (expense)	-3.2%	-0.7%	-2.7%	-0.8%

Total income before income taxes	19.5%	5.2%	11.8%	9.8%

Income taxes	0.0%	0.0%	0.0%	0.0%

Net income (loss)	19.5%	5.2%	11.8%	9.8%

Revenue
Revenue is derived from sales of our wireless device products. These products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Total revenue for the three and six months ended January 31, 2011 and 2010 is summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2011	2010	Change in Dollars	Change in Percent	2011	2010	Change in Dollars	Change in Percent

$1,268,148	$870,604	$397,544	46%	$2,203,161	$1,648,257	$554,904	34%

Our sales grew by 34% in the six months ended January 31, 2011 compared to the six months ended January 31, 2010, mainly as a result of the market growth trend which we expect to continue through 2011 and beyond. Sales grew by 46% in the three months ended January 31, 2011 compared to the three months ended January 31, 2010.

Customer Concentration Information
One customer accounted for more than 10% of total revenue for the six months ended January 31, 2011, and one customer accounted for more than 10% for the six months ended January 31, 2010.  One customer accounted for more than 10% of total revenue for the three months ended January 31, 2011, and one customer accounted for more than 10% for the three months ended January 31, 2010.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for re-sale together with related packaging costs.  Our cost of sales for the three and six months ended January 31, 2011 and 2010 are summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2011	2010	Change in Dollars	Change in Percent	2011	2010	Change in Dollars	Change in Percent

$503,107	$434,408	$68,699	16%	$997,399	$846,099	$151,300	18%

Our cost of sales increased 18% in the six months ended January 31, 2011 compared to the six months ended January 31, 2010. Our cost of sales grew at a lower rate than the rate of our revenues primarily due to customers purchasing different product mixes that offer the Company greater margins.  Cost of sales increased by 16% in the three months ended January 31, 2011 compared to the three months ended January 31, 2010.

Gross Profit & Gross Margin

Our gross profit increased by 50% from $802,158 in the six months ended January 31, 2010 to $1,205,762 in the six months ended January 31, 2011 primarily as a result of the increase in sales volume and product mix purchased by customers.  Due to the higher rate of growth of revenue over cost of sales, our gross margin increased to 54.7% for the six months ended January 31, 2011.  Our gross profit increased by 75% from $436,196 for the three months ended January 31, 2010 to $765,041 for the three months ended January 31, 2011.  The Company does not necessarily expect gross margins to remain at this level in 2011 and our gross margin will continue to be affected by a variety of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices realized on sales of our products, and the stage of our product life cycle.

Operating Expenses

Three Months Ended January 31,				Six Months Ended January 31,
2011	2010	Change in Dollars	Change in Percent	2011	2010	Change in Dollars	Change in Percent

$477,076	$385,366	$91,710	24%	$885,510	$627,928	$257,582	41%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses.  Overall operating expenses increased by $91,710 for the three months ended January 31, 2011 from the comparable period in 2010, an increase of 24%.  For the six months ended January 31, 2011, operating expenses increased by $257,582 or 41% over the comparable period in 2010.

Depreciation expense was $2,205 for the six months ended January 31, 2011 and $1,535 for the six months ended January 31, 2010. Our depreciation rate policy remained unchanged.  The increase was due to additional fixed assets purchased during that time.

Our professional fees increased to $97,692 in the six months ended January 31, 2011 from $83,582 in the six months ended January 31, 2010.  Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  Our selling, general and administrative expenses increased by $242,802 or 45% to $785,613 in the six months ended January 31, 2011 from $542,811 in the six months ended January 31, 2010.

Of this increase, approximately $100,000 was due to an increase in headcount and salary cost, approximately $75,000 was due to increased R&D expenditures, and the remainder was mainly due to increased public relations costs and travel expenses as the Company expands business with new customers and to increase awareness of the Company.

Income from Operations

Income from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit.  Our income from operations increased from $174,230 in the six months ended January 31, 2010 to $320,252 in the six months ended January 31, 2011, with increases in revenue and gross profit offset by a smaller increase in selling, general and administrative expenses.  Income from operations increased from $50,830 for the three months ended January 31, 2010 to $287,965 for the three months ended January 31, 2011.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges.  Other income and expense, net, was a net expense of $58,943 for the six months ended January 31, 2011 compared to a net expense of $12,080 for the six months ended January 31, 2010.  Other income and expenses, net, was a net expense of $40,981 for the three months ended January 31, 2011 compared to a net expense of $6,430 for the three months ended January 31, 2010.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2010 and 2009 was 42.8%.  We made no provisions for income taxes in either the first six months of 2011 or 2010 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income

Net income for the three and six months ended January 31, 2011 and 2010 is summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2011	2010	Change in Dollars	Change in Percent	2011	2010	Change in Dollars	Change in Percent

$246,984	$44,400	$202,584	456%	$261,309	$162,150	$99,159	61%

For the six months ended January 31, 2011, net income was $261,309, an increase of 61% compared to the six months ended January 31, 2010 net income of $162,150.  The increase in net income for the six months ended January 31, 2011compared to six months ended January 31, 2010 was primarily due to increased profit margin from customer purchasing mix increasing more than our increases in operating expenses.  Net income for the three months ended January 31, 2011 and 2010 was $246,984 and $44,400, respectively.

Capital Resources and Liquidity

Cash and cash equivalents were $58,369 at January 31, 2011 and $165,848 at July 31, 2010. The net decrease in cash over the period was primarily due to the increase of accounts receivables stemming from increased sales in the period that had not yet been collected as of January 31, 2011 in conjunction with the increased cost of sales associated with the Company’s increased sales volume.  Our total current assets increased 45% to $1,417,638 at January 31, 2011 from $980,168 at July 31, 2010 while our current liabilities increased by 42% to $639,374 at January 31, 2011 from $450,524 at July 31, 2010. Total working capital increased to $778,264 at January 31, 2011 compared to $529,644 at July 31, 2010, an increase of $248,620..

The Company negotiated a $1 million secured line of bank credit as of July 14, 2010, and at January 31, 2011, the balance outstanding under this facility was $350,000. The covenants relating to the line of credit include monthly unaudited, and annual audited compliance certifications  requiring a minimum current asset to current liability ratio of 1:2, a maximum debt to tangible net worth ratio of 2.5:1, and a minimum quarterly EBITDA of at least $25,000. We are in compliance with the covenants as of January 31, 2011. We believe that we have access to sufficient working capital to serve our business needs during the next twelve months.

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

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of January 31, 2011, the company has paid $385,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

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

Date: March 14, 2011	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Principal Executive Officer and Director

Date: March 14, 2011	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer, and Principal Financial and Accounting Officer

Date: March 14, 2011	By:	/s/ Kenneth Cheng
Kenneth Cheng, Director