Form 10-Q
period 2011-04-30
AMBICOM HOLDINGS, INC
filed 2011-06-08
CIK 1444310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 8, 2011, the registrant had 51,956,015 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	April 30, 2011 (Unaudited)	July 31, 2010 (Audited)
Current assets:
Cash and cash equivalents	$637,706	$165,848
Accounts receivable, net of allowance for doubtful accounts of $766 and $20,761 as of April 30, 2011, and July 31, 2010, respectively	493,720	639,910
Inventory	88,728	161,863
Other receivables, current	-	11,251
Prepaid expenses and other current assets	179,540	1,296
Total current assets	1,399,694	980,168

Property and equipment, net	27,208	16,293
Deposit	20,695	4,138
Total assets	$1,447,597	$1,000,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$30,477	$89,047
Accounts payable - other	54,306	44,677
Deferred revenue	73,770	1,800
Due to related party	70,000	100,000
Line of credit payable	400,000	100,000
Notes payable - current portion	90,000	115,000
Total current liabilities	718,553	450,524

Notes payable	70,000	120,000

Total liabilities	788,553	570,524

Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 51,956,015 and 51,750,000 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	51,956	51,750
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; no shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	-	-
Preferred stock, Series B, $0.001 per share 2,600,000 shares authorized; 2,600,000 and 2,600,000 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	2,600	2,600
Additional paid in capital	11,105,269	11,084,749
Accumulated deficit	(10,500,781)	(10,709,024)
Total stockholders’ equity	659,044	430,075
	$1,447,597	$1,000,599

The accompanying notes are an integral part of these financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010

Sales	$781,780	$855,482	$2,984,941	$2,503,739

Cost of sales	396,000	443,244	1,400,297	1,293,887

Gross profits	385,780	412,238	1,584,644	1,209,852

OPERATING EXPENSES
Depreciation	1,709	894	3,913	2,429
Professional fees	70,095	62,369	167,787	145,951
Selling and general expenses	356,916	391,585	1,135,630	929,851
Total operating expenses	428,720	454,848	1,307,330	1,078,231

Income (loss) from operations	(42,940)	(42,610)	277,314	131,621

Other income (expense)
Other income and expense, net	(2,154)	7,208	(48,578)	4,306
Interest expense, net	(7,823)	(2,736)	(20,342)	(11,914)
Net other income (expense)	(9,977)	4,472	(68,920)	(7,608)

Total income (loss) before income taxes	(52,917)	(38,138)	208,394	124,013

Income taxes	-	2,706	-	2,706

Net income (loss)	$(52,917)	$(40,844)	$208,394	$121,307

Net income (loss) per share - basic	$(0.001)	$(0.002)	$0.004	$0.006

Net income (loss) per share - diluted	$(0.001)	$(0.002)	$0.004	$0.005

Weighted average shares outstanding — basic	51,956,015	20,000,000	51,834,670	20,000,000

Weighted average shares outstanding — diluted	54,556,015	22,600,000	54,434,670	22,600,000

The accompanying notes are an integral part of these financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended April 30,

	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$208,394	$121,307
Net income items not affecting cash:
Depreciation and amortization	3,913	2,429
Stock-based compensation	20,570	-
Reduction in bad debt reserve	(19,995)	-
Provision for inventory loss	(13,136)	-

Decrease / (Increase) in operating assets:
Accounts receivable	166,185	(354,519)
Inventory	86,278	(2,875)
Other receivables	11,251	4,812
Prepaid expense	(175,807)	72,585
Deposit	(16,558)	-

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	(14,199)	(62,153)
Accrued payable - other	(33,046)	(6,596)
Deferred revenue	71,970	180

Net cash used in operating activities	295,820	(224,830)

Cash flows from investing activities:
Payment of notes to related parties	(30,000)	(165,000)
Capital expenditures	(18,962)	(5,349)

Net cash used in investing activities	(48,962)	(170,349)

Cash flows from financing activities:
Proceeds from sale of common stock	-	333,624
Proceeds from line of credit	300,000	(150,000)
Payments on notes payable	(75,000)	185,000
Cash used in reverse merger, net of cash received	-	26,125

Net cash provided by financing activities	225,000	394,749

Net increase (decrease) in cash and cash equivalents	471,858	(430)
Cash and cash equivalents, beginning of period	165,848	136,213

Cash and cash equivalents, end of period	$637,706	$135,783

Supplemental information:
Income taxes paid	$451	$2,706
Interest paid	$20,342	$11,914

The accompanying notes are an integral part of these financial statements.

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 AND 2010
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

On January 15, 2010, Med Control, Inc. (the “Registrant”) authorized an amendment to its Articles of Incorporation (the “Amendment”) to change its name to AmbiCom Holdings, Inc., to increase the number of its authorized shares of capital stock from 75,000,000 to 1,050,000,000 shares of which 1,000,000,000 were designated common stock and 50,000,000 were designated preferred stock, par value $0.001 per share (the “Preferred Stock”) and to effect a forward-split such that 131.2335958 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”).

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

In addition, contemporaneously with the Closing, the Company and our former principal stockholder, Ms. Kato, split-off its wholly owned subsidiary, MCI Acquisition Corp., a newly-formed Nevada corporation (“MCAC”), whereby the Company assigned all of its previous operating assets to MCAC in consideration for the assumption of all of the Company’s liabilities to Ms. Kato, who was the principal shareholder of MCI and the retirement and cancellation of Ms. Kato’s 6,000,000 shares of Common Stock pursuant to the terms and conditions of a split-off agreement by and among the Company, Ms. Kato, and MCAC (the “Split-Off Agreement”).

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

On October 6, 2010 AmbiCom Inc. was merged into AmbiCom Acquisition Corp.

On October 11, 2010 AmbiCom Acquisition Corp. was merged into AmbiCom Holdings Inc.

On December 14, 2010, the Company entered into a definitive agreement to acquire E-Care Technology Co., Ltd, a Taiwan Corporation.

On January 31, 2011, the Company issued a 6% stock dividend on its 6% Series B Convertible, Redeemable Preferred Stock.

In January 2011, the Company entered into a lease agreement beginning March 1, 2011 to relocate our offices to 500 Alder Drive in Milpitas, CA.

Details of the Company’s subsidiaries as of April 30, 2011 are as follows:

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts.  Accounts receivable are shown net of an allowance for doubtful accounts of $766 as of April 30, 2011 and $20,761 as of July 31, 2010, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.  As of April 30, 2011 and July 31, 2010, the value of the inventory reserve was $29,239 and $42,381, respectively.

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.  The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of April 30, 2011 and July 31, 2010, management does not believe they are exposed to any significant risk on their cash balances.  The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where Company is seeking to capture more business from other targeted medical device companies.

Three customers accounted for $275,000 (56%), $62,330 (13%), and $57,600 (12%) of receivables at April 30, 2011 while two customers accounted for $370,011 (56%) and $139,400 (21%), as of July 31, 2010, respectively.

Two customers accounted for $275,000 (35%) and $201,600 (26%) of revenue for the three months ended April 30, 2011 and one customer accounted for $590,400 (69%) of revenue for the three months ended April 30, 2010, respectively.  One customer accounted for $1,791,400 (60%) of the revenues for the nine months ended April 30, 2011 and $1,631,511 (65%) of the revenues for the nine months ended April 30, 2010 respectively.

Three vendors accounted for $13,715 (45%), $6,736 (22%) and $5,400 (18%) of accounts payable as of April 30, 2011 and three vendors accounted for $35,000 (39%), $18,000 (20%) and $10,684 (12%) as of July 31, 2010, respectively.

One vendor accounted for $283,950 (95%) of the purchases for the three months ended April 30, 2011, and two vendors accounted for $233,123 (75%) and $53,674 (17%) of the purchases for the three months ended April 30, 2010, respectively.  One vendor accounted for $1,121,153 (89%) of the purchases for the nine months ended April 30, 2011, and one vendor accounted for $1,110,623 (88%) of the purchases for the nine months ended April 30, 2010, respectively.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $637,706 and $165,848 at April 30, 2011 and July 31, 2010, respectively.  Our working capital was $681,141 and $529,644 at April 30, 2011 and July 31, 2010, respectively.

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

Series B Convertible Preferred Stock

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

Warrants

As of April 30, 2011, there were warrants outstanding to purchase 500,000 shares of Common Stock at the exercise price of $0.50.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share.  Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, we recognized a non-cash stock compensation charge of $12,570 in the nine months ended April 30, 2011 in connection with the issuance and vesting of these options.  At April 30, 2011, 1,437,778 options remain available for future grant under the Plan.

Common Stock

On April 30, 2010, the Company Amended and Restated its Articles of Incorporation to authorize the issuance of up to 1,000,000,000 shares of common stock, $.001 par value per share, of which 51,956,015 shares and 51,750,000 shares were outstanding as of April 30, 2011 and July 31, 2010, respectively.

NOTE 5 – Related Party Transactions and Gain on Settlement

Shareholder
The Company had notes payable to related parties of $70,000 as April 30, 2011 and $100,000 as of July 31, 2010.  The notes were unsecured, and are repayable as follows:

	April 30, 2011	July 31, 2010
Note payable to a shareholder, bearing interest at 10% per annum. The principal is due in September 2011.	$70,000	$70,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest is due in January 2011.	-	30,000

Total	$70,000	$100,000

Litigation settlement
The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of April 30, 2011, the Company has paid $400,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2011	115,000
2012	60,000
2013	60,000

Total	$235,000

NOTE 6 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –five years.  Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended April 30, 2011 and 2010 was $1,709 and $894, respectively.  Depreciation expense for the nine months ended April 30, 2011 and 2010 was $3,913 and $2,429, respectively.

NOTE 7 – Revolving Line of Credit

On July 14, 2010 the Company completed negotiations for a secured line of bank credit for up to one million dollars. Advances under the credit line will be secured on substantially all of the Company’s assets, be subject to interest at 1% above the Wall Street Journal prime rate index, and be subject to the following restrictive covenants: (i) the current ratio shall not be less than 1.2 times; (ii) the debt to tangible net worth ratio shall not exceed 2.5 times; (iii) the quarterly EBITDA shall not be less than $25,000; and (iv) the security value of certain selected accounts receivable will be limited depending on their concentration. The credit line will expire on July 14, 2011.  At April 30, 2011, the Company had drawn $400,000 under this credit line, and was in compliance with the note covenants.

The Company incurred interest expense of $20,342 and $11,914 during the nine months ended April 30, 2011, and 2010, respectively.

NOTE 8 - Notes Payable

Notes payable, which are unsecured, consist of the following as of April 30, 2011 and July 31, 2010:

Notes Payable Consist of the Following at:
	April 30, 2011	July 31, 2010
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$160,000	$235,000

Note payable to a shareholder, bearing interest at 10% per annum. The principal and interest is due in Jan 2011.	-	30,000

Note payable to an employee, bearing interest at 10% per annum. The principal is due in Sep 2011.	70,000	70,000

Total notes payable	230,000	335,000

Less current portion
Due to related party	70,000	100,000
Due to third party	90,000	115,000
	160,000	215,000

Long-term notes payable	$70,000	$120,000

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

We did not make any provision for income taxes for the year ended July 31, 2010. Our effective tax rate takes into consideration federal and state minimum tax rates, foreign taxes and net operating loss (“NOL”) carry-forwards.

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

The rent expense for the three months ended April 30, 2011 and 2010 was $15,194 and $16,050, respectively.  The rent expense for the nine months ended April 30, 2011 and 2010 was $50,027 and $46,350, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	50.7%	51.8%	46.9%	51.7%

Gross profits	49.3%	48.2%	53.1%	48.3%

OPERATING EXPENSES
Depreciation	0.2%	0.1%	0.1%	0.1%
Professional fees	9.0%	7.3%	5.6%	5.8%
Selling and general expenses	45.7%	45.8%	38.0%	37.1%
Total operating expenses	54.9%	53.2%	43.7%	43.0%

Income (loss) from operations	-5.6%	-5.0%	9.4%	5.3%

Other income (expense)
Other income and expense, net	-0.3%	0.8%	-1.6%	0.2%
Interest expense, net	-1.0%	-0.3%	-0.7%	-0.5%
Net other income (expense)	-1.3%	0.5%	-2.3%	-0.3%

Total income (loss) before income taxes	-6.9%	-4.5%	7.1%	5.0%

Income taxes	0.0%	0.3%	0.0%	0.1%

Net income (loss)	-6.9%	-4.8%	7.1%	4.9%

Revenue

Revenue is derived from sales of our wireless device products. These products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Revenue is also results from engineering fees that the Company charges to customers for work on engineering related projects.  Total revenue for the three and nine months ended April 30, 2011 and 2010 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2011	2010	Change in Dollars	Change in Percent	2011	2010	Change in Dollars	Change in Percent

$781,780	$855,482	$(73,702)	-9%	$2,984,941	$2,503,739	$481,202	19%

Our sales grew by 19% in the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, mainly as a result of the continued market growth trend.  For the three months ended April 30, 2011, however, sales declined by 9% compared to the three months ended April 30, 2010.  This was mainly associated with the natural disaster in Asia causing disruptions in receipts of inventory and affecting shipments of products to customers during the period.  We expect our overall revenue to continue to grow through 2011.

Customer Concentration Information
One customer accounted for more than 10% of total revenue for the nine months ended April 30, 2011, and one customer accounted for more than 10% for the nine months ended April 30, 2010.  Two customers accounted for more than 10% of total revenue for the three months ended April 30, 2011, and one customer accounted for more than 10% for the three months ended April 30, 2010.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for re-sale together with related packaging costs.  Our cost of sales for the three and nine months ended April 30, 2011 and 2010 are summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2011	2010	Change in Dollars	Change in Percent	2011	2010	Change in Dollars	Change in Percent

$396,000	$443,244	$(47,244)	-11%	$1,400,297	$1,293,887	$106,410	8%

Our cost of sales increased 8% in the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010. Our cost of sales continued to grow at a lower rate than the rate of growth of our revenues primarily due to customers’ continued purchases of product mixes that offer the Company higher margins.  Cost of sales decreased by 11% in the three months ended April 30, 2011 compared to the three months ended April 30, 2010.  The decrease in cost of sales was associated with the Company’s decreased revenue resulting from the disruptions stemming from the disasters in Asia during the period.

Gross Profit & Gross Margin

Our gross profit increased by 31% from $1,209,852 in the nine months ended April 30, 2010 to $1,584,644 in the nine months ended April 30, 2011 mainly from the increase in revenue and increased margins from the product mix purchased by customers.  Because of the higher rate of growth of revenue over cost of sales, our gross margin was 53.1% for the nine months ended April 30, 2011.  However, due to the disasters in Asia, the Company’s gross profit decreased by 6% from $412,238 for the three months ended April 30, 2010 to $385,780 for the three months ended April 30, 2011.  Our gross margin will continue to be affected by a range of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices realized on sales of our products, and the stage of our product life cycle.

Operating Expenses

Three Months Ended April 30,				Nine Months Ended April 30,
2011	2010	Change in Dollars	Change in Percent	2011	2010	Change in Dollars	Change in Percent

$428,720	$454,848	$(26,128)	-6%	$1,307,330	$1,078,231	$229,099	21%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses.  Overall operating expenses decreased by $26,128 for the three months ended April 30, 2011 from the comparable period in 2010, a decrease of 6%.  For the nine months ended April 30, 2011, operating expenses increased by $229,099 or 21% over the comparable period in 2010.

Depreciation expense was $3,913 for the nine months ended April 30, 2011 and $2,429 for the nine months ended April 30, 2010. Our depreciation rate policy remained unchanged.  The increase was due to additional fixed assets purchased during the period.

Our professional fees increased to $167,787 in the nine months ended April 30, 2011 from $145,951 in the nine months ended April 30, 2010.  The higher costs are a result of the increase in filing and reporting requirements for the Company since the merger in 2010 and becoming a public company.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  Our selling, general and administrative expenses increased by $205,779 or 22% to $1,135,630 in the nine months ended April 30, 2011 from $929,851 in the nine months ended April 30, 2010.

Of this increase, approximately $130,000 was due to an increase in salary cost, $30,000 due to increased public relations costs, and the remainder was due to a combination of stock compensation expenses, travel expenses, and increased insurance costs.

Income from Operations

Income from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit.  Our income from operations increased from $131,621 in the nine months ended April 30, 2010 to $277,314 in the nine months ended April 30, 2011, with increases in revenue and gross profit offset by increases in selling, general and administrative expenses.  Income from operations decreased from a loss of $42,610 for the three months ended April 30, 2010 to a loss of $42,940 for the three months ended April 30, 2011.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges.  Other income and expense, net, was a net expense of $68,920 for the nine months ended April 30, 2011 compared to a net expense of $7,608 for the nine months ended April 30, 2010.  Other income and expenses, net, was a net expense of $9,977 for the three months ended April 30, 2011 compared to a net income of $4,472 for the three months ended April 30, 2010.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2010 and 2009 was 42.8%.  We made no provisions for income taxes in either the first nine months of 2011 or 2010 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income

Net income for the three and nine months ended April 30, 2011 and 2010 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2011	2010	Change in Dollars	Change in Percent	2011	2010	Change in Dollars	Change in Percent

$(52,917)	$(40,844)	$(12,073)	-30%	$208,394	$121,307	$87,087	72%

For the nine months ended April 30, 2011, net income was $208,394, an increase of 72% compared to the nine months ended April 30, 2010 net income of $121,307.  The increase in net income for the nine months ended April 30, 2011compared to nine months ended April 30, 2010 was mainly from increased profit margins resulting from customers’ purchase mix that outgrew increases in operating expenses.  There was a net loss of $52,917 for the three months ended April 30, 2011 compared to a net loss of $40,844 for the three months ended April 30, 2010.

Capital Resources and Liquidity

Cash and cash equivalents were $637,706 at April 30, 2011 and $165,848 at July 31, 2010. The net increase in cash over the period was primarily due to the collection of a large portion of accounts receivables stemming from the increased sales in the nine months ending April 30, 2011.  Our total current assets increased 43% to $1,399,694 at April 30, 2011 from $980,168 at July 31, 2010 while our current liabilities increased by 59% to $718,553 at April 30, 2011 from $450,524 at July 31, 2010. Total working capital increased to $681,141 at April 30, 2011 compared to $529,644 at July 31, 2010, an increase of $151,497 or 29%.

The Company negotiated a $1 million secured line of bank credit as of July 14, 2010, and at April 30, 2011, the balance outstanding under this facility was $400,000. The covenants relating to the line of credit include monthly unaudited, and annual audited compliance certifications  requiring a minimum current asset to current liability ratio of 1:2, a maximum debt to tangible net worth ratio of 2.5:1, and a minimum quarterly EBITDA of at least $25,000. We are in compliance with the covenants as of April 30, 2011. We believe that we have access to sufficient working capital to serve our business needs during the next twelve months.

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

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of April 30, 2011, the Company has paid $400,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2011	115,000
2012	60,000
2013	60,000

Total	$235,000

The Company is not a party and its property is not subject to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

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

Date: June 8, 2011	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: June 8, 2011	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 8, 2011	By:	/s/ Kenneth Cheng
Kenneth Cheng, Director