Form 10-K
period 2011-07-31
AMBICOM HOLDINGS, INC
filed 2011-11-09
CIK 1444310

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2011
Commission File Number 333-153402

AMBICOM HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	333-153402	26-2964607
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employee Identification No.)

500 Alder Drive, Milpitas, CA 95035	408-321-0822
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value (Post Split $0.008 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

Aggregate market value of common stock held by non-affiliates of the Registrant as of January 31, 2011: $5,780,000.  As of November 7, 2011, the registrant had 6,935,000 shares of common stock, par value $0,08 per share, issued and outstanding.

Documents Incorporated by Reference:  None

AMBICOM HOLDINGS, INC.

As used in this report, the terms "we", "us", "our" and "our company" refer to AmbiCom Holdings, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and sales and marketing spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payers and the effect on our ability to sell our products and services, the existence and likelihood of strategic acquisitions and our ability to timely develop new products or services that will be accepted by the market.

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

On January 15, 2010, Med Control, Inc. (the “Registrant”) authorized its Articles of Incorporation (the “Amendment”) to change its name to AmbiCom Holdings, Inc., to increase the number of its authorized shares of capital stock from 75,000,000 to 1,050,000,000 shares of which 1,000,000,000 were designated common stock, par value $0.001 per share (the “Common Stock”) and 50,000,000 were designated preferred stock, par value $0.001 per share (the “Preferred Stock”), and to effect a forward-split such that 131.2335958 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”).  The Registrant also amended its Bylaws on January 15, 2010.  On January 15, 2010, the Registrant entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with AmbiCom Acquisition Corp., a Nevada corporation (“AmbiCom”), whereby the Registrant acquired all of the issued and outstanding capital stock of AmbiCom in exchange (the “Exchange”) for 20,000,000 newly issued shares of Common Stock (the “Common Exchange Shares”), 2,600,000 shares of Series B Preferred Stock, options to purchase 5.5 million common shares and 2,350,000 shares of Series A Preferred Stock at the purchase price of $.01 per share, and 500,000 warrants to purchase 500,000 shares of Common Stock at $0.50 per share.  As a result of the Exchange, the AmbiCom equity holders surrendered all of their issued and outstanding capital stock of AmbiCom in consideration for the Exchange Shares, and AmbiCom Acquisition Corp. became a wholly-owned subsidiary of Med Control, Inc.

Simultaneously, the Company accepted subscriptions in an offering (the “Offering”) of its Common Stock at a price of $0.40 per share, offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).  The Company sold an aggregate of 1,250,000 shares of Common Stock for an aggregate offering price of $500,000.

At the Closing, our board of directors was reconstituted by the appointment of John Hwang, Kenneth Cheng and Robert Radoff as directors immediately prior to the resignation of Ms. Elaine Mayumi Kato from her role as sole principal officer and director of the Company. Our executive management team also was reconstituted following the resignation of Ms. Kato, and Mr. Hwang and Mr. Cheng were appointed as CEO and President, respectively, in place of our former officers.

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

Sales in the wireless medical device industry have grown at a rapid pace in the past few years.  AmbiCom believes the reason for this growth and its strategy to focus on this industry includes:

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

AmbiCom sells its products through multi-channel distribution and original equipment manufacturer (“OEM”) channels.  The Company delivers its medical device modules to OEM companies such as CareFusion, and Roche.

AmbiCom will introduce wireless home medical devices as well as non-healthcare related wireless devices during its upcoming fiscal year.

The Company is headquartered in Milpitas, California, where all corporate and design operations are based.  AmbiCom’s manufacturing operations and capacity are highly scalable and cost effective via several manufacturing partners in Asia.

Business Strategy

AmbiCom's primary goal is to continue to provide consumers high quality mobile wireless products.  The Company is committed to wireless design and development of software and hardware, and to bringing new and innovative products to the wireless medical and other wireless markets.

AmbiCom intends to grow both organically and through selective acquisitions.  The Company believes many medical devices lack the technological and operational efficiency to succeed in today’s advanced technology environment.  The Company’s internal growth objective is to position AmbiCom as a leading designer of application software and hardware, via the following approaches and others:

•	Leverage its current customer base

•	Capitalize on its competitive advantage of proprietary technology and software

•	Exploit the growing need for cost reduction

•	Build strategic partnerships for scalability, efficiencies and leverage

•	Expand sales and marketing activities

Our Competitive Advantages

The Company believes its strengths include the following:

•
Proven Results: Deep domain expertise in wireless technologies and developing new product applications that innovatively leverage wireless technology to create innovative products with breakthrough functionalities.  Since the year 2000, AmbiCom has sold over one million devices to customers worldwide.

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

Employees

As of July 31, 2011, we had 8 employees. We believe we have good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

CORPORATE INFORMATION

The Company's corporate headquarters are located at 500 Alder Drive, Milpitas, California.

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

The healthcare industry’s relative unfamiliarity with wireless medical products may slow their market acceptance. Potential customers for our devices and systems may be reluctant to adopt these as alternatives to traditional technologies because of regulatory and other factors beyond the Company’s control.

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

Our growth and success highly depend on qualified personnel. Competition in the industry could cause us difficulty in recruiting or retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products. If we are unable to attract and retain key personnel, it would harm our ability to develop competitive product, retain customers, and could adversely affect our business and operating results.

Risks Related to the Securities Markets and Investments in Our Common Stock

Because our common stock is quoted on the "OTCQB," your ability to sell shares in the secondary trading market may be limited.

Our common stock is currently quoted on the over-the-counter market on the OTC Market Group’s OTC Link quotation platform.  Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on NASDAQ or a national securities exchange.

Because our shares are "penny stocks," you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently is quoted on the "OTCQB" at less than $5.00 per share, our shares are "penny stocks" and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

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

Trading activities in the Company’s common stock has been limited and prices volatile.  There can be no assurance that a stable market will ever develop for the Company’s common stock in the future.  If a stable market does not develop, investors could be unable to sell their shares of the Company’s common stock, possibly resulting in a complete loss of any funds invested.  Should a stable market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At November 7, 2011, shareholders of the Company had approximately 2,701,596 shares of restricted stock, or 40.0% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

Under the terms of the agreement with Kodiak Capital, the Company has the option to issue additional shares.  The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially.  In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this Form 10-K.

Also, any new securities issued may have greater rights, preferences or privileges than our existing common stock which may adversely affect the market price of our common stock and our stock price may decline substantially.

The Company’s Amended Articles of Incorporation authorize the issuance of up to 131,250,000 total shares of capital stock without additional approval by shareholders. As of October 19, 2010, we had 6,935,000 shares of common stock outstanding.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of November 4, 2011, approximately 2,701,596 of the 6,935,000 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144 or otherwise.

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

We will incur ongoing costs and expenses for SEC reporting and compliance. To be eligible for quotation on the OTCQB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCQB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

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

Our shares of common stock may be thinly-traded on the OTC Market Group’s OTC Link quotation platform, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors,  including  the fact  that the Company is a small, relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and even if the  Company  came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of any of our securities  until such time as it became more seasoned and viable.  As a result,  there may be periods of several days or more when trading activity in the our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support  continuous sales without an adverse effect on the securities price.  We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office address is 500 Alder Drive, Milpitas, CA 95035.  We lease approximately 7,313 square feet of office and warehouse space at a monthly rental of $4,425 under the terms of a 63 month lease that expires on May 31, 2016.  The rent increases three percent annually.

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

Item 4.  Reserved

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our Common stock is currently traded on the OTC Markets Group’s OTC Link (OTCQB) under the symbol "ABHI". We received our listing for quotation on March 26, 2010. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Bulletin Board and OTC Markets Group’s OTC Link, without retail mark-up, mark-down or commission and may not represent actual transactions.  The Company migrated from the OTC Bulletin Board to the OTC Markets Group’s OTC Link on March 10, 2011.

The following table sets forth the high and low bid prices for our common stock for the last two fiscal years ended July 31, 2011.

Year	Quarter	High	Low

2010	First	0.00	0.00

2010	Second	0.00	0.00

2010	Third	0.65	0.24

2010	Fourth	0.48	0.13

2011	First	0.19	0.11

2011	Second	0.18	0.07

2011	Third	0.10	0.05

2011	Fourth	0.08	0.04

Holders

As of July 31, 2011, prior to the reverse stock split, there were 52,577,449 shares of our common stock issued and outstanding with 78 shareholders of record.  As of October 19, after the reverse stock split, there were 6,935,000 shares of our common stock issued with 80 shareholders of record.

Description of Securities

Common Stock

Number of Authorized and Outstanding Shares:

The Company's Amended and Restated Articles of Incorporation authorizes the issuance of 1,050,000,000 shares of capital stock, $0.001 par value per share.  On October 19, 2011, the Company effectuated a reverse stock split of its capital stock on a 1 for 8 basis which amended the number of authorized shares to 131,250,000 shares of capital stock, $0.008 par value per share, of which 6,935,000 shares were outstanding on October 19, 2011.

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

Preferred Stock

The Company's Amended Articles of Incorporation authorize the issuance of 50,000,000 shares of Preferred Stock, par value $0.001 per share, subject to any limitations prescribed by law, without further vote or action by the stockholders, and to issue, from time to time, shares, of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. There are currently 9,400,000 shares of Series A issued and outstanding.  In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock.  If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.

Series B Convertible Preferred Stock

The Company has authorized a total of 2,600,000 shares of 6% Series B Convertible, Redeemable Preferred Stock (the “Series B”). The Series B accrues annual dividends at the rate of 6% per year in shares of Common Stock at the dividend conversion rate of $1.00.  The Series B, together with any unpaid dividends, is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series B converted.  Following the second anniversary of the Exchange, the Series B, together with any unpaid dividends, shall be convertible into Common Stock at the conversion price of forty cents ($0.40) or seventy percent (70%) of the daily volume weighted average price of the Common Stock for the twenty trading days immediately prior to the conversion.  The Series B is redeemable by the Company, at any time prior to December 31, 2015, in cash at the redemption rate of $1.00 per share of Series B plus any accrued and unpaid dividends.  On December 31, 2015, all outstanding shares of Series B shall be redeemed by the Company at a per share redemption price equal to $1.00 per share of Series B plus an amount of Common Stock equal to the amount of the accrued and unpaid dividend thereon.  The Series B has a liquidation preference of $2,600,000 and ranks prior to the Series A and the Common Stock.  The Series B votes on an “as converted” basis.  On October 19, 2011, the Company effectuated a reverse 1 for 8 stock split to reduce the authorized shares to 325,000 shares of Preferred Stock B, $0.008 par value per share.

There are presently 9.4 million shares of Series A Preferred Stock and 325,000 shares of Series B Preferred Stock outstanding.

Options

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

As of July 31, 2011, there were options outstanding under the 2010 Plan to purchase 840,000 shares of Common Stock at a purchase price of $0.20 per share. No options have been exercised since the Plan was created.

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

Shares Available Under Rule 144

There are currently 2,701,596 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933.  683,750 shares are held by affiliates, as that term is defined in Rule 144(a)(1) and other shareholders. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Exchange Act for a period of at least 90 days before the sale.

Recent Issuances of Unregistered Securities by the Registrant

Since inception of the Company on July 1, 2008 we have sold unregistered securities to the following shareholders:

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

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated there under. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

Overview

AmbiCom is a designer and developer of wireless products focusing on Wi-Fi and Bluetooth® applications for the medical and healthcare industry.  AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target OEM markets.  The Company believes that there are unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service.  AmbiCom is also designing and developing wireless home medical devices for non-healthcare applications for the retail market that will be introduced during the next fiscal year.

COMPARATIVE RESULTS OF OPERATIONS FOR THE YEARS ENDING JULY 31,

	2011	Change in Dollars	Change in Percent	2010
Revenue	$3,263,786	$(276,318)	-7.81%	$3,540,104
Cost of Sales	1,553,858	(210,116)	-11.91%	1,763,974
Gross Profit	1,709,928	(66,202)	-3.73%	1,776,130
Gross Profit/Revenue Percentage	52.4%			50.2%
Operating Expenses	1,835,558	118,119	6.88%	1,717,439
Income from Operations	(125,630)	(184,321)	314.05%	58,691
Other Income and Expenses	(60,170)	(55,410)	1164.08%	(4,760)
Income (loss) before income taxes	(185,800)	(239,731)	-444.51%	53,931
Provision for Income Taxes	1,600	(3,450)	-68.32%	5,050
Net Income	$(187,400)	$(236,281)	-483.38%	$48,881

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering (NRE) project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Our sales decreased by 8% from $3,540,104 in the year ended July 31, 2010 to $3,263,786 in the year ended July 31, 2011, partly as a result of a slowdown in customer purchases of our wireless device products due to the overall slowdown in the global economy as well as a substantial amount of our wireless device products nearing the end of their current product life cycle.  We anticipate demand to increase again once new wireless device products become available and we introduce wireless home medical devices for the retail market.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our NRE projects. Our cost of sales decreased by 12% from $1,763,974 in the year ended July 31, 2010 to $1,553,858 in the year ended July 31, 2011. Our cost of sales decreased at a greater rate than the decrease in sales as a result of a continued shift by customers towards products that offered the Company higher margins.

Gross Profit & Gross Margin

Our gross profit decreased by 4% from $1,766,130 in the year ended July 31, 2010 to $1,709,928 in the year ended July 31, 2011 as a result of the decrease in overall revenues. As a result of the continued transition in the type of goods purchased continuing to shift towards higher margins products as well as work on NRE projects, our gross margin increased from 50.2% to 52.4%. We do not necessarily expect gross margins to remain at this level in 2012and our gross margin will continue to be affected by a variety of factors, including the cost of outsourcing to support project demands, changing of the foreign exchange rates against the US dollar, average sales prices realized on sales of our products, fluctuations in the cost of our purchased components, the stage of our product life cycle, and the amount of NRE projects we take on.

Selling, General and Administrative Expenses

Our operating expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses may from time to time include charges relating to accounting, legal, insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  Our operating expenses increased by 7% from $1,717,439 in the year ended July 31, 2010 to $1,835,558 in the year ended July 31, 2011.  The increased operating expenses are mainly due to increased public relations and insurance related expenses associated with being publicly held as well as increased payroll and facilities related expenses.

Income (Loss) from Operations

Income (Loss) from operations indicates the amount available from operating activities after we have deducted our selling, general and administrative expenses from our gross profit.  Our loss from operations was $125,630 in the year ended July 31, 2011 compared to a gross profit of $58,691 in the year ended July 31, 2010.  The loss for the year ended July 31, 2011 was mainly a result of the continued increase in operating expenses that were not offset by the decrease in revenue as well as a transition towards NRE projects and the design and development of home medical devices.

Other income and expenses

Other income and expenses arise from non operating events and transactions, principally interest charges and results of a litigation settlement.  Other income and expense, net, increased by 1,164% to a loss of $60,170 in the year ended July 31, 2011 from $4,760 in the year ended July 31, 2010.  Our interest expense increased by $7,667 as a result of the increased amount drawn on our line of credit partially reduced by lower interest expenses for the reduced balances of notes payables.

Provision for income taxes

Our effective tax rate for the years ended July 31, 2011 and 2010 was 42.3%.  We provided $1,600 and $5,050 for income taxes in the years ended July 31, 2011 and 2010, respectively

Net Income (Loss)

Net Loss for the year ended July 31, 2011 was $187,400, a decrease of $236,481 from the previous year.

Capital Resources and Liquidity

Cash and cash equivalents were $524,512 at July 31, 2011 and $165,848 at July 31, 2010. The net increase in cash over the period arose from drawing on the Company’s line of credit as well as collection of accounts receivable balances which was partially offset by payments to reduce notes payables and amounts due to related parties.  Our total current assets decreased 18% to $804,198 at July 31, 2011 from $980,168 at July 31, 2010 while our current liabilities increased 1% to $456,840 at July 31, 2011 from $450,524 at July 31, 2010.  Our overall working capital decrease was consistent with the net loss for the year.

The Company negotiated a $1.3 million secured line of bank credit as of May 9, 2011, and at July 31, 2011, the balance outstanding under this facility was $290,000. The covenants relating to the line of bank credit include monthly unaudited, compliance certifications requiring a minimum current asset to current liability ratio of 1:2, a maximum debt to tangible net worth ratio of 2.5:1, and a minimum quarterly EBITDA of at least $30,000 on a rolling four quarter basis.

At July 31, 2011, the company was in violation of the restrictive covenant pertaining to a minimum quarterly EBITDA of not less than $30,000.  The lender issued forbearance for the violation of the restrictive covenant.

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

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

AMBICOM HOLDINGS, INC.
FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For the Years Ended July 31, 2011 and 2010

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ambicom Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Ambicom Holdings, Inc. and subsidiaries (collectively, the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Kim and Lee Corporation, CPAs

Los Angeles, California
October 28, 2011

AMBICOM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31,

ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$524,512	$165,848
Accounts receivable, net of allowance for doubtful accounts of $9,329 and $20,761 as of July 31, 2011 and 2010, respectively	139,853	639,910
Inventory, net of reserve balances of $37,814 and $42,381 as of July 31, 2011 and 2010, respectively	113,770	161,863
Other receivables, current	-	11,251
Prepaid expenses and other current assets	26,063	1,296
Total current assets	804,198	980,168

Property and equipment, net	25,641	16,293
Deposit	20,695	4,138
Total assets	$850,534	$1,000,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$47,094	$89,047
Accounts payable - other	47,582	44,677
Deferred revenue	12,164	1,800
Due to related party	-	100,000
Line of credit payable	290,000	100,000
Notes payable - current portion	60,000	115,000
Total current liabilities	456,840	450,524

Notes payable, net of current	55,000	120,000

Total liabilities	511,840	570,524

Commitment and contingency (Note 4)

Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 52,577,449 and 51,750,000 shares issued and outstanding at July 31, 2011 and July 31, 2010, respectively	52,577	51,750
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; 9,400,000 and 0 shares issued and outstanding at July 31, 2011 and July 31, 2010, respectively	9,400	-
Preferred stock, Series B, $0.001 per share 2,600,000 shares authorized; 2,600,000 and 2,600,000 shares issued and outstanding at July 31, 2011 and July 31, 2010, respectively	2,600	2,600
Additional paid in capital	11,170,697	11,084,749
Accumulated deficit	(10,896,580)	(10,709,024)
Total stockholders’ equity	338,694	430,075
	$850,534	$1,000,599

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31,

	2011	2010

Sales	$3,263,786	$3,540,104

Cost of sales	1,553,858	1,763,974

Gross profits	1,709,928	1,776,130

Operating Expenses
Depreciation	5,756	2,876
Professional fees	217,356	287,550
Selling and general expenses	1,612,446	1,427,013
Total operating expenses	1,835,558	1,717,439

Income (loss) from operations	(125,630)	58,691

Other income (expense)
Other income and expense, net	(34,998)	12,940
Interest expense, net	(25,172)	(17,700)
Net other expense	(60,170)	(4,760)

Total income (loss) before income taxes	(185,800)	53,931

Income taxes	1,600	5,050

Net income (loss)	$(187,400)	$48,881

Net income (loss) per share - basic	$(0.004)	$0.002

Net income (loss) per share - diluted	$(0.003)	$0.002

Weighted average shares outstanding — basic	52,577,449	25,471,154

Weighted average shares outstanding — diluted	56,744,116	28,071,154

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31,

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(187,400)	$48,881
Net income items not affecting cash:
Depreciation and amortization	5,756	2,876
Non cash bonus	-	55,000
Stock-based compensation	96,019	41,861
Inventory valuation adjustment	-	35,078
Reduction in bad debt reserve	(11,432)	-
Reduction in reserve for inventory loss	(4,567)	-

Decrease / (Increase) in operating assets:
Accounts receivable	511,489	(371,316)
Inventory	52,661	(122,544)
Other receivables	11,251	(753)
Prepaid expense	(22,330)	79,307
Deposit	(16,558)	-

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	2,417	(29,836)
Accrued payable - other	(39,770)	7,514
Unearned revenue	10,364	1,665

Net cash provided by (used) in operating activities	407,900	(252,267)

Cash flows from investing activities:
Payment of notes to related parties	(100,000)	(65,000)
Capital expenditures	(19,236)	(7,545)

Net cash used in investing activities	(119,236)	(72,545)

Cash flows from financing activities:
Proceeds from sale of common stock	-	500,000
Proceeds from sale of preferred stock		2,600
Proceeds from line of credit	190,000	100,000
Payments on notes payable	(120,000)	(150,000)
Cash used in reverse merger, net of cash received	-	(98,153)

Net cash provided by financing activities	70,000	354,447

Net increase in cash and cash equivalents	358,664	29,635
Cash and cash equivalents, beginning of year	165,848	136,213

Cash and cash equivalents, end of year	$524,512	$165,848

Supplemental information:
Income taxes paid	$1,600	$2,740
Interest paid	$25,172	$17,700

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock Series B #	Preferred Stock Series B Amount	Preferred Stock Series A #	Preferred Stock Series A Amount	Common Stock #	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at August 1, 2009	-	$-	-	$-	20,000,000	$20,000	$10,582,714	$(10,757,905)	$(155,191)
New shares issued as part of reverse merger	2,600,000	2,600			25,000,000	25,000	(23,076)		4,524
Proceeds from raise of capital					1,250,000	1,250	498,750		500,000
Expenses related to capital raise							(65,000)		(65,000)
Stock option expense							41,861		41,861
Common stock option exercised					5,500,000	5,500	49,500		55,000
Net income for the year ended July 31, 2010								48,881	48,881
Balance at July 31, 2010	2,600,000	$2,600	-	$-	51,750,000	$51,750	$11,084,749	$(10,709,024)	$430,075

Employee stock option expense							15,469		15,469
Investor relations expense					350,000	350	27,150		27,500
Advisory board expense					321,430	321	22,179		22,500
Annual 6% common stock dividend for Preferred B holders per Preferred B agreement					156,015	156		(156)	-
Bonus to Kenneth Cheng for stock option exercise of Preferred A shares							23,500		23,500
Exercise of Preferred A shares by Kenneth Cheng			2,350,000	2,350			(2,350)		-
Preferred A grant to John Hwang per merger agreement			7,050,000	7,050					7,050
Net loss for the year ended July 31, 2011								(187,400)	(187,400)
Balance at July 31, 2011	2,600,000	$2,600	9,400,000	$9,400	52,577,445	$52,577	$11,170,697	$(10,896,580)	$338,694

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

NOTE 1 – Organization and Principal Activities

AmbiCom Holdings, Inc. (“AmbiCom Holdings” or the ‘Company”) was incorporated as Med Control, Inc. (“Med Control”) under the laws of the State of Nevada on July 1, 2008.  Med Control was a development stage enterprise until January 15, 2010.  All of Med Control’s activities prior to January 15, 2010 related to its organization, initial funding and share issuances.  On January 15, 2010, Med Control Inc. changed its name to AmbiCom Holdings, Inc.

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

Details of the Company’s subsidiaries as of July 31, 2011 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

E-Care USA, Inc.	Nevada March 15, 2011	Wholly-owned subsidairy of Ambicom Holdings, Inc.	Designer and developer of wireless home medical devices

AmbiCom Technology, Inc.	Nevada May 17, 2010	Wholly-owned subsidairy of Ambicom Holdings, Inc.	Planned acquisition company

Inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States for financial information.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the periods presented.

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by AmbiCom, under the purchase method of accounting, and was treated as a recapitalization with AmbiCom as the acquirer.  Upon consummation of the Exchange, the Company adopted the business plan of AmbiCom.  Accordingly, the consolidated statements of operations include the results of operations of AmbiCom and its subsidiaries from August 1, 2010 and 2009, and the results of operations of Med Control from the acquisition date through July 31, 2011.

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts.  Accounts receivable are shown net of an allowance for doubtful accounts of $9,329 and $20,761 as of July 31, 2011 and 2010, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.  As of July 31, 2011 and July 31, 2010, the value of the inventory reserve was $37,814 and $42,381 respectively.

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

h) Revenue Recognition - The majority of the Company's product revenues are recognized upon shipment or delivery and acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured.  For merchandise products, the Company recognizes revenue upon shipment of products, when title is passed and the amount collectible can reasonably be determined.  All amounts billed to a customer related to shipping and handling are classified as revenue, while all costs incurred by the Company for shipping and handling are classified as selling expenses.  For NRE projects, revenue is recognized for the deliverable portions that meet the revenue recognition criteria that persuasive evidence that an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

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

k) Fair Value of Financial Instruments - ASC Topic 820, “Fair Value Measurements”, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables at July 31.

Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	2011		2010
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	524,512	524,512	165,848	165,848
Accounts receivable	139,853	139,853	639,910	639,910

Financial liabilities:
Accounts payable and accrued liabilities	94,676	94,676	133,724	133,724
Due to related party	0	0	100,000	100,000
Line of credit	290,000	290,000	100,000	100,000
Notes payable	115,000	112,598	235,000	229,296

The fair values of the financial instruments shown in the above table represent the amounts that would be received when those assets are sold or that would be paid when those liabilities are transferred in an orderly transaction between market participants at the measurement date.  Those fair value measurements maximize the use of observable inputs.

However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The Company uses the following methods and assumptions in estimating the fair value disclosures for financial instruments:

Cash equivalents
The carrying amount reported in the balance sheets of cash equivalents approximate fair value because of the relatively short time to maturity.

Accounts receivable
The carrying amount reported in the balance sheets of accounts receivable approximate fair value because of the relatively short time to maturity.

Accounts payable and accrued liabilities
The carrying amount reported in the balance sheets of accrued payable and accrued liabilities approximate fair value because of the relatively short time to maturity.

Due to related party
The carrying amount reported in the balance sheets of due to related party approximate fair value because of the relatively short time to maturity.

Line of credit
The carrying amount reported in the balance sheets of due to related party approximate fair value because of the relatively short time to maturity.

Notes payable
The fair value of the Company’s notes payable are measured using quoted offer-side prices when quoted market prices are available.  If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates that reflect rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk. For long-term debt measurements, where there are no rates currently observable in publicly traded debt markets of similar terms with comparable credit, the Company uses market interest rates and adjusts that rate for all necessary risks, including its own credit risk.

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at :

		Fair value measurements at reporting date using
	2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	115,000			112,598

		Fair value measurements at reporting date using
	2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	235,000			229,296

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.  The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of July 31, 2011 and July 31, 2010, management does not believe they are exposed to any significant risk on their cash balances.  The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

Four customers accounted for $57,800 (39%), $40,579 (27%), $35,430 (24%) and $23,559 (16%) of receivables at July 31, 2011 while two customers accounted for $370,011 (56%) and $139,400 (21%) of accounts receivable as of July 31, 2010.

One customer accounted for $1,791,400 (55%) and $2,246,511 (63%) of the revenues for the years ended July 31, 2011 and 2010 respectively.

Two vendors accounted for $25,000 (61%) and $10,018 (25%) of accounts payable as of July 31, 2011 and, $35,000 (39%) and $18,000 (20%) at July 31, 2010, respectively.

One vendor accounted for $1,253,753 (86%) and $1,657,500 (88%) of the purchases for the years ended July 31, 2011 and 2010 respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration.  This guidance requires vendors to develop the best estimate of selling price for each deliverable and allocate the arrangement consideration using this selling price. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. This guidance is effective for fiscal years beginning after June 15, 2010.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events.  Specifically, the amendments state that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The standard was effective immediately upon issuance.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations – a consensus of the FASB Emerging Issues Task Force”.  This ASU clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting period.  The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparative prior annual reporting period.  The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 –Commitments and Contingencies

The Company leases its office and warehouse. The maturity date for the lease is May 2016. The minimum rental commitment under the lease for the years ended July 31 are:

Year Ending July 31:
2012	53,696
2013	55,133
2014	56,570
2015	58,007
2016	49,537

Total	$272,943

The rent expense for the years ended July 31, 2011 and 2010 was $65,221, and $67,000, respectively.

NOTE 5 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $524,512 and $165,848 at July 31, 2011 and 2010, respectively.  Our working capital was $347,358 and $529,643 at July 31, 2011 and 2010, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. There are currently 9,400,000 shares of Series A issued and outstanding.  In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock.  If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.

Series B Convertible Preferred Stock

The Company has authorized a total of 2,600,000 shares of 6% Series B Convertible, Redeemable Preferred Stock (the “Series B”).  The Series B accrues annual dividends at the rate of 6% per year in shares of Common Stock at the dividend conversion rate of $1.00.  The Series B, together with any unpaid dividends, is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series B converted.  Following the second anniversary of the Exchange, the Series B, together with any unpaid dividends, shall be convertible into Common Stock at the conversion price of forty cents ($0.40) or seventy percent (70%) of the daily volume weighted average price of the Common Stock for the twenty trading days immediately prior to the conversion.  The Series B is redeemable by the Company, at any time prior to December 31, 2015, in cash at the redemption rate of $1.00 per share of Series B plus any accrued and unpaid dividends.  On December 31, 2015, all outstanding shares of Series B shall be redeemed by the Company at a per share redemption price equal to $1.00 per share of Series B plus an amount of Common Stock equal to the amount of the accrued and unpaid dividend thereon.  The Series B has a liquidation preference of $2,600,000 and ranks prior to the Series A and the Common Stock.  The Series B votes on an “as converted” basis.  There are currently 325,000 shares of Series B outstanding.

Warrants

As of July 31, 2010, there were warrants outstanding to purchase 500,000 shares of Common Stock at the exercise price of $0.50.

As of July 31, 2011, there were warrants outstanding to purchase 500,000 shares of Common Stock at the exercise price of $1.60.

Options

As of the Exchange date, there were fully vested options outstanding to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock, both at a purchase price of $0.01 per share as well as 7,050,000 shares of Series A Preferred Stock as part of the Exchange.  On April 27, 2010 the Board granted a non cash bonus to Mr. Kenneth Cheng of $55,000 upon receipt of which, all 5,500,000 options for Common Stock were exercised.  On July 20, 2011, Mr. Kenneth Cheng exercised all 2,350,000 options for Series A Preferred Stock.  On June 1, 2011, all 7,050,000 shares for Series A Preferred Stock were issued to Mr. John Hwang as part of the Exchange agreement.

As of July 31, 2010, there were options outstanding for the purchase of 2,350,000 of Series A Preferred Stock.

As of July 31, 2011, there were no options issued or outstanding.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share.  Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $15,469 for the twelve months ended July 31, 2011 in connection with the issuance and vesting of these options.  At July 31, 2011, 1,437,778 options remain available for future grant under the Plan.

For the year ended July 31, 2010, based on the fair value of Common Stock and Series A Preferred Stock options granted during the year, the Company recognized stock option expense of $41,861.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 70%; expected life of 4 years; and, all option grants without payment of dividends.

As of July 31, 2011, no options were issued or outstanding under the terms of the 2010 Plan.

Common Stock

On April 30, 2010, the Company Amended and Restated its Articles of Incorporation to authorize the issuance of up to 1,000,000,000 shares of common stock, $0.001 par value per share, of which 52,577,449 shares and 51,750,000 were outstanding as of July 31, 2011 and July 31, 2010, respectively.

NOTE 6 – Related Party Transactions and Gain on Settlement

Shareholder
The Company did not have notes payable to related parties as of July 31, 2011, and had two notes payable to related parties of $70,000 and $30,000 as of July 31, 2010.

	July 31, 2011	July 31, 2010
Note payable to a shareholder, bearing interest at 10% per annum. The note was repaid to shareholder February 2011.	$-	$30,000

Note payable to an employee, bearing interest at 10% per annum. The note was repaid to employee June 2011.	-	70,000

Total	$-	$100,000

Litigation settlement
The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of July 31, 2011, the company has paid $445,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2012	60,000
2013	55,000

Total	$115,000

NOTE 7 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred.

	July 31, 2011	July 31, 2010
Furniture and fixture	$27,635	$14,901
Machinery and equipment	24,157	23,641
Software	359,417	359,416
Leasehold Improvements	5,985	-
	417,194	397,958
Accumulated depreciation	(391,553)	(381,665)
Property and equipment, net	$25,641	$16,293

Note 8 – Revolving Line of Credit

On May 9, 2011, the Company completed negotiations to renew and expand its secured line of bank credit for up to one million three hundred thousand dollars and extend the line by one year to July 2012. Advances under the credit line will be secured with substantially all of the Company’s assets, be subject to interest at 1% above the Wall Street Journal prime rate index, and be subject to the following restrictive covenants: (i) the current ratio shall not be less than 1.2 times; (ii) the debt to tangible net worth ratio shall not exceed 2.5 times; and (iii) the quarterly EBITDA shall not be less than $30,000 on a rolling four quarter basis.  At July 31, 2011, the company was in violation of the restrictive covenant pertaining to a minimum quarterly EBITDA of not less than $30,000.  The lender issued forbearance for the violation of the restrictive covenant.  The credit line will expire on July 14, 2012.  At July 31, 2011, the Company had drawn $290,000 under this credit line.

The Company incurred interest expense of $25,172 and $17,700 during the years ended July 31, 2011, and 2010, respectively.

Note 9 - Notes Payable

Notes payable, which are unsecured, consist of the following as of July 31, 2011 and July 31, 2010:

Notes Payable Consist of the Following at:
	July 31, 2011	July 31, 2010
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$115,000	$235,000

Note payable to a shareholder, bearing interest at 10% per annum. The note was repaid to shareholder February 2011.	-	30,000

Note payable to an employee, bearing interest at 10% per annum. The note was repaid to employee June 2011.	-	70,000
Total notes payable	115,000	335,000

Less current portion
Due to related party	-	100,000
Due to third party	60,000	115,000
	60,000	215,000

Long-term notes payable	$55,000	$120,000

Note 10 – Income Taxes

The consolidated income tax expense for the years ended July 31, 2011 and 2010 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending July 31, 2011 and 2010, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2011. There have been no material changes in unrecognized tax benefits at July 31, 2011.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of July 31, 2011, the statute of limitations for examining the Company’s federal income tax returns has not expired for the years ended July 31, 2006 through 2010. As of July 31, 2011, the statutes of limitation for tax examinations in the state of California have not expired for tax returns filed for the years ended July 31, 2006 through 2010.  As of July 31, 2011, the statute of limitation for tax examinations in Taiwan have not expired for tax returns filed for the years ended July 31, 2006 through 2010.

The Company provided $1,600 and $5,050 for income taxes in the years ended July 31, 2011 and 2010 respectively.  The effective tax rates takes into consideration federal and state minimum tax rates and foreign taxes.

The Company has accumulated NOLs of $1.45 million, which, if unutilized, will begin to expire in 2018. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance since there is no assurance that we will be able to utilize these NOLs. Details of future income tax assets are as follows:

Future income tax assets

	July 31, 2011	July 31, 2010
NOL available for carry forward	$1,452,077	$1,307,775
R&D credit	220,220	140,553
Other temporary timing differences	123,269	66,643
	1,795,565	1,514,971
Statutory tax rate (combined federal and state)	42.28%	42.84%

Net deferred tax asset	759,165	649,014

Valuation allowance	(759,165)	(649,014)
	$-	$-

Note 11 – Subsequent Events

On August 30, 2011, Kenneth Cheng resigned as the Company’s President, as a member of the Board of Directors, and all other positions with the Company’s subsidiaries.

On October 19, the Company effectuated a one-for-eight reverse split of its shares, effective September 8, 2011. The reverse decreased the total authorized, issued and outstanding common shares and Series B Preferred Convertible Stock by the same one-for-eight ratio as well as amended the par value per share from $0.001 to $0.008.  The total authorized common shares decreased from 1,000,000,000 to 125,000,000.

On October 31, 2011 the Company entered into an Investment Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (the "Investor") to purchase up to $1,000,000 of the company's common stock.  Upon Registration, the Company may  obtain capital in increments of up to $25,000 as working capital is needed.  The facility sets the purchase price at 80% of the volume weighted average over five consecutive trading days.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported.  The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

Item 9.  Changes in and Disagreements with Accountants on Financial Disclosure

During the Company's most recent fiscal years there were no disagreements with Kim & Lee Corporation on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kim & Lee Corporation, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" in connection with its report on the Company’s financial statements.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name (1)	Age	Title

John Hwang	49	Chief Executive Officer, Chairman of the Board, Director

Kenneth Cheng	58	President, Director

Robert Radoff	43	Director

John Hwang, 49 Chief Executive Officer, Chairman of the Board, Director, Mr. Hwang has over 20 years corporate and entrepreneurial leadership experience in semiconductor technology and consumer electronics.  From 2002 through 2007, Mr. Hwang was a member of the office of the Chairman of Techno Concepts, Inc., a developer and manufacturer of wireless communication devices.  Mr. Hwang was President of Osicom, a fiber optic and network technologies manufacturer from 1994 to 1997.  From 1985 to 1992, Mr. Hwang was VP of Samsung America, starting the first Samsung brand for monitors and PCs.  He then created then created Samtron, a new brand for Samsung, which became a second tier brand to focus into the VAR channel.  Mr. Hwang has a Bachelor of Science Degree in Economics from Rutgers University.

Kenneth Cheng, 58 President, Director. Mr. Cheng has over 28 years of computer industry experience in Data Communication and VLSI design, including roles as a VLSI Design Engineer and Project Leader in industry pioneers including Lucent Technologies, Chips & Technologies and LSI Corporation. Prior thereto, Mr. Cheng was CEO and President of AmbiCom, Inc.  On August 30, 2011, Mr. Cheng resigned as the Company’s President, a member of the Board of Directors, and all other positions with AmbiCom subsidiaries.

Robert Radoff, 43 Director.  Mr. Radoff has created and managed a national broker network, monitoring sales, distribution, packaging and setting up logistics of new and existing products, setting objectives and goals for the sales force and creating presentations to major accounts. He has also helped develop and sell national brand and private label and other brands to major accounts in the U.S. and international markets.  Mr. Radoff also built partnerships with several multi-national pharmaceutical companies that rank in the Fortune 100.  Mr. Radoff majored in Business and Physiology at Pierce College Cal State Northridge.

Compensation of Directors

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors.  The Company does not expect to pay any fees to its directors for the 2012 fiscal year.

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

Compensation Committee Our Board of Directors does not have a standing compensation committee responsible for determining executive and director compensation.  Instead, the Board of Directors fulfills this function, and each member of the Board participates in the determination.  Given the small size of the Company and its Board and the Company's limited resources, locating, obtaining and retaining additional independent directors is extremely difficult.  In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process.  Accordingly, the Board of Directors has concluded that the Company and its stockholders would be best served by having the Board of Directors act in place of a compensation committee.  When acting in this capacity, the Board does not have a charter.

In considering and determining executive and director compensation, our Board of Directors reviews compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to the Company’s officers.  The Board of Directors also determines and approves any non-cash compensation to any employee.  The Company does not engage consultants in determining or recommending the compensation to the Company’s officers or employees.

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

Item 11.  Executive Compensation

 Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal years ended July 31, 2011 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name & Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards		Option Awards (b)		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John Hwang	2011	$240,000	$-	7,050,000	(1)	-		$-	$-	$240,000
	2010	$120,000	$-	5,000,000	(1)	-		$-	$-	$120,000
Kenneth Cheng	2011	$240,000	$-	-		2,350,000		$-	$23,500	$263,500
	2010	$260,250	$-	-		5,500,000	(1)	$-	$7,000	$267,250

(1) Granted in connection with the reverse merger under the terms of the Exchange Agreement

Compensation Policy: Our Company’s executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable our Company to achieve earnings and profitability growth to satisfy our stockholders.  Therefore, we must create incentives for these executives to achieve both Company and individual performance objectives through the use of performance-based compensation programs.  No one component is considered by itself, but all forms of the compensation package are considered in total.  Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components: As an early-stage development company, the main elements of our compensation package consist of base salary, stock options and bonuses.

Base Salary: As we continue to grow and financial conditions improve, these base salaries, stock options, and bonuses will be reviewed for possible adjustments.  Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with the Company.

COMPENSATION OF DIRECTORS

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors.  The Company does not expect to pay any fees to its directors for the 2012 fiscal year.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

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

On August 30, 2011, Kenneth Cheng resigned as the Company’s President, a member of the Board of Directors, and all other positions with the Company’s subsidiaries.

Directors, Executive Officers, Promoters and Control Persons, Conflicts of Interest

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Legal Proceedings

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of July 31, 2011 (after giving effect to the Exchange) by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner	Amount of Beneficial Owner	Percent of Class
John Hwang	12,050,000	18.7%
Robert Radoff	100,000	0.2%
Kenneth Cheng	6,870,000	10.6%
Alizay Consulting Ltd.	5,700,000	8.8%
All Directors and Executive Officers as a Group (3 persons)	19,020,000	29.5%

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
(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 52,577,449 shares of Common Stock outstanding as of July 31, 2011, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(3) Does not include 1,155,756 shares of Common stock held beneficially by family members.
(4) Assumes conversion of Series A and Series B Convertible Preferred Stock.

The following table gives effect to the Company’s one-for-eight reverse split effectuated on October 19, 2011

Name of Beneficial Owner	Amount of Beneficial Owner	Percent of Class
John Hwang	7,675,000	46.1%
Robert Radoff	12,500	0.1%
Kenneth Cheng	2,915,000	17.5%
All Directors and Executive Officers as a Group (3 persons)	10,602,500	64.2%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 6,935,000 shares of Common Stock outstanding as of October 19, 2011, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(2) Does not include 141,388 shares of Common stock held beneficially by family members.
(3) Assumes conversion of Series A and Series B Convertible Preferred Stock.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees related to services performed by Kim and Lee and other service providers for the years ended July 31:

		2011	2010
Audit fees	(1)	$45,000	$45,000
Taxation fees	(2)	10,400	140
Accounting & other services	(3)	21,519	13,041

Total		$76,919	$58,181

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Tax fees principally included tax advice, tax planning and tax return preparation.
(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2011 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

PART IV

Item 15.  Exhibits

The following exhibits are included with this filing:

Exhibit Number	Description

21*	List of Subsidiaries.

31.1*	Certification required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2011	AmbiCom Holdings, Inc.

	By:	/s/ John Hwang
John Hwang
Chief Executive Officer and Director (Principal
Executive Officer)

By:	/s/ John Hwang
John Hwang
Chief Financial Officer, Chief Accounting Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hwang	November 7, 2011
John Hwang	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John Hwang	November 7, 2011
Chief Financial Officer, Chief Accounting Officer	Date
(Principal Financial Officer)

/s/ Robert Radoff	November 7, 2011
Robert Radoff	Date
Director