Form 10-Q
period 2011-10-31
AMBICOM HOLDINGS, INC
filed 2011-12-14
CIK 1444310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Aggregate market value of common stock held by non-affiliates of the Registrant as of January 31, 2011: $5,780,000.  As of December 14, 2011, the registrant had 6,935,000 shares of common stock, par value $0.008 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
ASSETS	2011	2011
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$203,063	$524,512
Accounts receivable, net of allowance for doubtful accounts of $7,073 and $9,329 as of October 31, 2011, and July 31, 2011, respectively	13,517	139,853
Inventory, net of reserve balances of $36,712 and $37,814 as of October 31, 2011, and July 31, 2011, respectively	86,885	113,770
Prepaid expenses and other current assets	22,176	26,063
Total current assets	325,641	804,198

Property and equipment, net	23,849	25,641
Deposit	20,695	20,695
Total assets	$370,185	$850,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$51,209	$47,094
Accounts payable - other	70,250	47,582
Deferred revenue	75,000	12,164
Line of credit payable	-	290,000
Notes payable - current portion	60,000	60,000
Total current liabilities	256,459	456,840

Notes payable, net of current	40,000	55,000

Total liabilities	296,459	511,840

Commitment and contingency (Note 10)

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 6,935,000 and 6,572,181 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	55,477	52,577
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; 9,400,000 and 9,400,000 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	9,400	9,400
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,500 and 325,000 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	2,100	2,600
Additional paid in capital	11,386,156	11,160,697
Accumulated deficit	(11,379,407)	(10,886,580)
Total stockholders’ equity	73,726	338,694
	$370,185	$850,534

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2011	2010

Sales	$148,947	$935,013

Cost of sales	73,946	494,284

Gross profits	75,001	440,729

Operating Expenses
Depreciation	1,792	1,102
Professional fees	269,164	38,935
Selling and general expenses	296,480	391,293
Total operating expenses	567,436	431,330

Income (loss) from operations	(492,435)	9,399

Other income (expense)
Other income and expense, net	2,696	10,521
Interest expense, net	(3,093)	(5,611)
Net other income (expense)	(397)	4,910

Total income (loss) before income taxes	(492,832)	14,309

Income taxes	-	-

Net income (loss)	$(492,832)	$14,309

Net income (loss) per share - basic	$(0.074)	$0.002

Net income (loss) per share - diluted	$(0.030)	$0.002

Weighted average shares outstanding — basic	6,684,853	6,475,000

Weighted average shares outstanding — diluted	16,347,341	6,800,000

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31,

	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(492,832)	$14,309
Net income items not affecting cash:
Depreciation and amortization	1,792	1,102
Stock-based compensation	2,858	11,406
Issuance of stock to investment firm	225,001	-
Reduction in bad debt reserve	(2,256)	(11,448)
Increase (reduction) in reserve for inventory loss	(10,321)	5,780

Decrease / (Increase) in operating assets:
Accounts receivable	128,592	21,783
Inventory	37,207	(27,475)
Other receivables	-	3,689
Prepaid expense	3,891	(8,737)

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	3,627	91,844
Accrued payable - other	23,156	(58,408)
Unearned revenue	62,836	-

Net cash provided by (used in) operating activities	(16,449)	43,845

Cash flows from investing activities:
Capital expenditures	-	(518)

Net cash used in investing activities	-	(518)

Cash flows from financing activities:
Proceeds from line of credit	(290,000)	250,000
Payments on notes payable	(15,000)	(10,000)

Net cash provided by (used in) financing activities	(305,000)	240,000

Net increase (decrease) in cash and cash equivalents	(321,449)	283,327
Cash and cash equivalents, beginning of year	524,512	165,848

Cash and cash equivalents, end of quarter	$203,063	$449,175

Supplemental information:
Income taxes paid	$-	$451
Interest paid	$3,093	$5,611

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010
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

On January 15, 2010, the Company acquired AmbiCom Acquisition Corp. a privately owned Nevada corporation (“AmbiCom”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  AmbiCom was organized under the laws of the State of Nevada on July 29, 2008.  AmbiCom is a holding company whose operating company, AmbiCom, Inc., is a designer and developer of wireless products focusing on the wireless medical industry.  AmbiCom’ s wireless modules and devices are based on its innovative application software and Wi-Fi or Bluetooth technologies.

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

Details of the Company’s subsidiaries as of October 31, 2011 are as follows:

Name	Place and Date of Establishment/Incorporation	Relationships	Principal Activities

E-Care USA, Inc.	Nevada March 15, 2011	Wholly-owned subsidiary of AmbiCom Holdings, Inc.	Designer and developer of wireless home medical devices

AmbiCom Technology, Inc.	Nevada May 17, 2010	Wholly-owned subsidiary of AmbiCom Holdings, Inc.	Planned acquisition company

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

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by AmbiCom, under the purchase method of accounting, and was treated as a recapitalization with AmbiCom as the acquirer.  Upon consummation of the Exchange, the Company adopted the business plan of AmbiCom.  Accordingly, the consolidated statements of operations include the results of operations of AmbiCom and its subsidiaries from August 1, 2011 and 2010, and the results of operations of Med Control from the acquisition date through October 31, 2011.

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts.  Accounts receivable are shown net of an allowance for doubtful accounts of $7,073 as of October 31, 2011 and $9,329 as of July 31, 2011, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.  As of October 31, 2011 and July 31, 2011, the value of the inventory reserve was $36,712 and $37,814, respectively.

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

k) Fair Value of Financial Instruments - ASC Topic 820, “Fair Value Measurements”, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables at October 31.

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	October 31, 2011		July 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	203,063	203,063	524,512	524,512
Accounts receivable	13,517	13,517	139,853	139,853

Financial liabilities:
Accounts payable and accrued liabilities	121,458	121,458	94,676	94,676
Line of credit	0	0	290,000	290,000
Notes payable	100,000	97,617	115,000	112,385

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at :

		Fair value measurements at reporting date using
	October 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	100,000			97,617

		Fair value measurements at reporting date using
	July 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	115,000			112,385

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.  The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of October 31, 2011 and July 31, 2011, management does not believe they are exposed to any significant risk on their cash balances.  The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

Two customers accounted for $14,020 (68%) and $3,249 (16%) of receivables at October 31, 2011 while four customers accounted for $57,800 (39%), $40,579 (27%), $35,430 (24%) and $23,559 (16%) as of July 31, 2011, respectively.

Two customers accounted for $91,921 (62%) and $26,328 (18%) of revenue for the three months ended October 31 2011 and $574,000 (61%) and $101,266 (11%) of revenue for the three months ended October 31 2010, respectively.

Three vendors accounted for $15,000 (29%), $10,000 (20%) and $9,975 (19%) of accounts payable as of October 31, 2011 and two vendors accounted for $25,000 (53%) and $10,018 (21%) as of July 31, 2011, respectively.

Two vendors accounted for $39,000 (80%) and $10,000 (20%) of the purchases for the three months ended October 31, 2011, and three vendors accounted for $389,903 (77%), $59,400 (12%) and $52,650 (10%) of the purchases for the three months ended October 31, 2010, respectively.

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

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $203,063 and $524,512 at October 31, 2011 and July 31, 2011, respectively.  Our working capital was $69,183 and $347,358 at October 31, 2011 and July 31, 2011, respectively.

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

There are presently 9.4 million shares of Series A Preferred Stock and 262,500 shares of Series B Preferred Stock outstanding.

Warrants

As of October 31, 2011, there were warrants outstanding to purchase 62,500 shares of Common Stock at the exercise price of $1.60.

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

As of October 31, 2011 and July 31, 2011, there were no options issued or outstanding.

2010 Equity Incentive Plan

On January 15, 2010, our Board and Stockholders approved and adopted the 2010 Equity Incentive Plan (the “2010 Plan”). A copy of the 2010 Plan was attached as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2010.

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

The Board reserved a total of 284,722 shares of our Common Stock for issuance under the 2010 Plan. If an incentive award granted under the 2010 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

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

On September 1, 2010, 105,000 options were granted to eight employees at an exercise price of $0.20 per share.  Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $2,859 for the three months ended October 31, 2011.  At October 31, 2011, 179,722 options remain available for future grant under the Plan.

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

As of October 31, 2011, no options were issued or outstanding under the terms of the 2010 Plan.

Common Stock

On April 30, 2010, the Company amended and restated its Articles of Incorporation to authorize the issuance of up to 1,000,000,000 shares of common stock, $0.001 par value per share.

On September 8, 2011, FINRA approved a one-for-eight reverse split of the Company’s common shares.

On October 19, 2011, the Company effectuated a one-for-eight reverse split of its shares, effective September 8, 2011. The reverse decreased the total authorized, issued and outstanding common shares and Series B Preferred Convertible Stock by the same one-for-eight ratio as well as amended the par value per share from $0.001 to $0.008.  The total authorized common shares decreased from 1,000,000,000 to 125,000,000.

After the reverse split, there were 6,935,000 and 6,572,181 shares outstanding as of October 31, 2011 and July 31, 2011, respectively.

NOTE 5 – Related Party Transactions and Gain on Settlement

Shareholder
The Company did not have notes payable to related parties as of October 31, 2011 and July 31, 2011, respectively.

Litigation settlement
The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of October 31, 2011, the Company has paid $460,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2012	60,000
2013	40,000

Total	$100,000

NOTE 6 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements – the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred.  Depreciation expense for the three months ended October 31, 2011 and 2010 was $1,792 and $1,102, respectively.

	October 31, 2011	July 31, 2011
Furniture and fixture	$27,634	$27,634
Machinery and equipment	24,157	24,157
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
	417,193	417,193
Accumulated depreciation	(393,344)	(391,552)
Property and equipment, net	$23,849	$25,641

NOTE 7 – Revolving Line of Credit

On May 9, 2011, the Company completed negotiations to renew and expand its secured line of bank credit for up to one million three hundred thousand dollars and extend the line by one year to July 2012. Advances under the credit line will be secured with substantially all of the Company’s assets, be subject to interest at 1% above the Wall Street Journal prime rate index, and be subject to the following restrictive covenants: (i) the current ratio shall not be less than 1.2 times; (ii) the debt to tangible net worth ratio shall not exceed 2.5 times; and (iii) the quarterly EBITDA shall not be less than $30,000 on a rolling four quarter basis.  At July 31, 2011, the company was in violation of the restrictive covenant pertaining to a minimum quarterly EBITDA of not less than $30,000.  The lender issued forbearance for the violation of the restrictive covenant.  The credit line will expire on July 14, 2012.  At October 31, 2011, the Company did not have any balance outstanding under this credit line.

The Company incurred interest expense of $3,093 and $5,611 during the three months ended October 31, 2011, and 2010, respectively.

NOTE 8 – Notes Payable

Notes payable, which are unsecured, consist of the following as of October 31, 2011 and July 31, 2011:

Notes Payable Consist of the Following at:

	October 31, 2011	July 31, 2011

Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$100,000	$115,000

Total notes payable	100,000	115,000

Less current portion
Due to third party	60,000	60,000
	60,000	60,000

Long-term notes payable	$40,000	$55,000

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

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2011. There have been no material changes in unrecognized tax benefits at October 31, 2011.

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

We did not make any provision for income taxes in the three months ended October 31, 2011. Our effective tax rate takes into consideration federal and state minimum tax rates, foreign taxes and net operating loss (“NOL”) carry-forwards.

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

The rent expense for the three months ended October 31, 2011 and 2010 was $15,194 and $15,600, respectively.

NOTE 11 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported.  Management of the Company has determined that there were no reportable subsequent events to be disclosed

ITEM 2. Management’s Discussion and Analysis of Plans of Operations

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

On October 19, 2011 the Company effectuated a one-for-eight reverse split of its shares, effective September 8, 2011. The reverse decreased the total authorized, issued and outstanding common shares and Series B Preferred Convertible Stock by the same one-for-eight ratio as well as amended the par value per share from $0.001 to $0.008.  The total authorized common shares decreased from 1,000,000,000 to 125,000,000.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended October 31,
	2011	2010

Sales	100.0%	100.0%

Cost of sales	49.6%	52.9%

Gross profits	50.4%	47.1%

OPERATING EXPENSES
Depreciation	1.2%	0.1%
Professional fees	180.7%	4.2%
Selling and general expenses	199.1%	41.8%
Total operating expenses	381.0%	46.1%

Income (loss) from operations	-330.6%	1.0%

Other income (expense)
Other income and expense, net	1.8%	1.1%
Interest expense, net	-2.1%	-0.6%
Net other income (expense)	-0.3%	0.5%

Total income (loss) before income taxes	-330.9%	1.5%

Income taxes	0.0%	0.0%

Net income (loss)	-330.9%	1.5%

Revenue
Revenue is derived from sales of our wireless device products and non-recurring engineering (NRE) project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole.  Total revenue for the three months ended October 31, 2011 and 2010 is summarized in the following table:

Three Months Ended October 31,
2011	2010	Change in Dollars	Change in Percent

$148,947	$935,013	$(786,066)	-84%

Our sales declined by 84% in the three months ended October 31, 2011 compared to the three months ended October 31, 2010, mainly as a result of our products reaching the end of their product life cycle.  We expect revenue from our existing products to continue to decline until new products are introduced in the middle of 2012 partially offset by increased revenue from non-recurring engineering project fees.

Customer Concentration Information
Two customers accounted for more than 10% of total revenue for the three months ended October 31, 2011, and two customers accounted for more than 10% for the three months ended October 31, 2010.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our NRE projects. Our cost of sales for the three months ended October 31, 2011 and 2010 are summarized in the following table:

Three Months Ended October 31,
2011	2010	Change in Dollars	Change in Percent

$73,946	$494,284	$(420,338)	-85%

Our cost of sales decreased by 85% in the three months ended October 31, 2011 compared to the three months ended October 31, 2010. The decrease in cost of sales matched the decrease in revenue for the period.

Gross Profit & Gross Margin

Our gross profit decreased by 83% from $440,729 in the three months ended October 31, 2011 to $75,001 in the three months ended October 31, 2011 primarily as a result of the decrease in sales volume from our products reaching the end of their product life cycle.  Our gross margin will continue to be affected by a variety of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices realized on sales of our products, and the stage of our product life cycle.

Operating Expenses

Three Months Ended October 31,
2011	2010	Change in Dollars	Change in Percent

$567,436	$431,330	$136,106	32%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses.  Overall operating expenses increased by $136,106 for the three months ended October 31, 2011 from the comparable period in 2010, an increase of 32%.

Depreciation expense was $1,792 for the three months ended October 31, 2011 and $1,102 for the three months ended October 31, 2010. Our depreciation rate policy remained unchanged.  The increase was due to additional fixed assets purchased during the period.

Our professional fees increased to $269,164 in the three months ended October 31, 2011 from $38,935 in the three months ended October 31, 2010.  Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010.  The main increase in professional fees for the three months ended October 31, 2011 was for the fees paid to Kodiak Capital related to the investment agreement.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  Our selling, general and administrative expenses decreased by $94,813 or 24% to $296,480 in the three months ended October 31, 2011 from $391,293 in the three months ended October 31, 2010.

Of this decrease, approximately $79,000 was due to a decrease in headcount and salary cost, approximately $9,000 was due to decreased R&D expenditures, and the remainder was mainly due to decreased public relations costs.

Income (Loss) from Operations

Income (loss) from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit.  Our income (loss) from operations decreased from income of $9,399 in the three months ended October 31, 2010 to a loss of $492,435 in the three months ended October 31, 2011, with decreases in revenue and gross profit and increases in professional fees partially offset by smaller decreases in selling, general and administrative expenses.

Other Income and Expenses
Other income and expenses arise from non operating events and transactions, principally interest charges.  Other income and expenses, net, was a net expense of $397 for the three months ended October 31, 2011 compared to a net income of $4,910 for the three months ended October 31, 2010.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2011 and 2010 was 42.8%.  We made no provisions for income taxes in either the first three months of 2011 or 2010 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income (Loss)

Net income (loss) for the three months ended October 31, 2011 and 2010 is summarized in the following table:

Three Months Ended October 31,
2011	2010	Change in Dollars	Change in Percent

$(492,832)	$14,309	$(507,141)	-3544%

For the three months ended October 31, 2011, net loss was $492,832, a decrease of 3,544% compared to the three months ended October 31, 2010 net income of $14,309.  The decrease in net income for the three months ended October 31, 2011compared to three months ended October 31, 2010 was primarily due to the decrease in revenues resulting from our products reaching the end of their product life cycles.

Capital Resources and Liquidity

Cash and cash equivalents were $203,063 at October 31, 2011 and $524,512 at July 31, 2011. The net decrease in cash over the period was primarily due to the decreased sales volume for the period.  Our total current assets decreased 60% to $325,641 at October 31, 2011 from $804,198 at July 31, 2011 while our current liabilities decreased by 44% to $256,459 at October 31, 2011 from $456,840 at July 31, 2011. Total working capital decreased to $69,183 at October 31, 2011 compared to $347,358 at July 31, 2011, a decrease of $278,175.

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

At October 31, 2011, the company was in violation of the restrictive covenant pertaining to a minimum quarterly EBITDA of not less than $30,000.  The lender issued a forbearance for the violation of the restrictive covenant.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended July 31, 2011, which was filed with the Securities and Exchange Commission on November 9, 2011.

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since July 31, 2011.

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

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of October 31, 2011, the Company has paid $445,000 towards the settlement.  The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2012	60,000
2013	40,000

Total	$100,000

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

Date: December 14, 2011	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer) Principle Accounting Officer