Form 10-Q/A
period 2011-10-31
AMBICOM HOLDINGS, INC
filed 2012-02-29
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

COMMISSION FILE NUMBER: 333-153402

AMBICOM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2964607
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Aggregate market value of common stock held by non-affiliates of the Registrant as of January 31, 2011: $5,780,000. As of October 31, 2011, the registrant had 6,935,000 shares of common stock, par value $0.008 per share, issued and outstanding.

Explanatory Note: The sole purpose of this Amendment No 1. to AmbiCom Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011, filed with the Securities and Exchange Commission on December 14, 2011 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6.	Exhibits.

31.1	Certification of Chief Executive and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certificate of Chief Executive and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in AmbiCom Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011, filed with the Securities and Exchange Commission on December 14, 2011.

**  Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2012	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 29, 2012	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

4