Form 10-Q
period 2012-01-31
AMBICOM HOLDINGS, INC
filed 2012-03-01
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of February 29, 2012, the Registrant had 7,085,000 shares of common stock, par value $0.008 per share, issued and outstanding.

2

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$225,546	$524,512
Accounts receivable, net of allowance for doubtful accounts of $5,837 and $9,329 as of January 31, 2012, and July 31, 2011, respectively	182,587	139,853
Inventory, net of reserve balances of $31,657 and $37,814 as of January 31, 2012, and July 31, 2011, respectively	11,287	113,770
Prepaid expenses and other current assets	9,159	26,063
Total current assets	428,579	804,198

Property and equipment, net	22,247	25,641
Deposit	20,695	20,695
Total assets	$471,521	$850,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$77,084	$47,094
Accounts payable - other	85,913	47,582
Deferred revenue	167,120	12,164
Line of credit payable	-	290,000
Notes payable - current portion	60,000	60,000
Total current liabilities	390,117	456,840

Notes payable, net of current	25,000	55,000

Total liabilities	415,117	511,840

Commitment and contingency (Note 10)

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 7,085,000 and 6,572,181 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	56,677	52,577
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; 9,400,000 and 9,400,000 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	9,400	9,400
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,500 and 325,000 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	2,100	2,600
Additional paid in capital	11,407,011	11,160,697
Accumulated deficit	(11,418,784)	(10,886,580)
Total stockholders’ equity	56,404	338,694
	$471,521	$850,534

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011

Sales	$458,813	$1,268,148	$607,759	$2,203,161

Cost of sales	189,763	503,107	263,709	997,399

Gross profits	269,050	765,041	344,050	1,205,762

Operating Expenses
Depreciation	1,602	1,102	3,394	2,205
Professional fees	59,410	58,758	328,573	97,692
Selling and general expenses	247,424	417,216	543,904	785,613
Total operating expenses	308,436	477,076	875,871	885,510

Income (loss) from operations	(39,386)	287,965	(531,821)	320,252

Other income (expense)
Other income and expense, net	-	(34,073)	2,696	(46,425)
Interest expense, net	9	(6,908)	(3,084)	(12,519)
Net other income (expense)	9	(40,981)	(388)	(58,944)

Total income (loss) before income taxes	(39,377)	246,984	(532,209)	261,308

Income taxes	-	-	-	-

Net income (loss)	$(39,377)	$246,984	$(532,209)	$261,308

Net income (loss) per share - basic	$(0.006)	$0.038	$(0.078)	$0.040

Net income (loss) per share - diluted	$(0.002)	$0.036	$(0.032)	$0.038

Weighted average shares outstanding — basic	7,010,000	6,475,000	6,799,202	6,475,000

Weighted average shares outstanding — diluted	16,672,488	6,800,000	16,461,690	6,800,000

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JANUARY 31,

	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(532,209)	$261,308
Net income items not affecting cash:
Depreciation and amortization	3,394	2,205
Stock-based compensation	5,413	16,671
Issuance of stock to investment firm	245,001	-
Reduction in bad debt reserve	(3,492)	(11,448)
Increase (reduction) in reserve for inventory loss	(4,203)	5,780

Decrease / (Increase) in operating assets:
Accounts receivable	(39,242)	(534,370)
Inventory	106,686	14,038
Other receivables	-	13,689
Prepaid expense	16,909	(30,200)

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	29,502	(3,103)
Accrued payable - other	38,819	(31,352)
Unearned revenue	154,956	-

Net cash provided by (used in) operating activities	21,534	(296,782)

Cash flows from investing activities:
Capital expenditures	-	(518)

Net cash used in investing activities	-	(518)

Cash flows from financing activities:
Net proceeds from (Net payments on) line of credit	(290,000)	250,000
Payments on notes payable	(30,000)	(60,000)
Conversion of preferred stock	(500)	-
Net cash provided by (used in) financing activities	(320,500)	190,000

Net decrease in cash and cash equivalents	(298,966)	(107,300)
Cash and cash equivalents, beginning of year	524,512	165,848

Cash and cash equivalents, end of quarter	$225,546	$58,548

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$3,084	$12,519

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2012 AND 2011

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

Details of the Company’s subsidiaries as of January 31, 2012 are as follows:

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

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by AmbiCom, under the purchase method of accounting, and was treated as a recapitalization with AmbiCom as the acquirer.  Upon consummation of the Exchange, the Company adopted the business plan of AmbiCom. Accordingly, the consolidated statements of operations include the results of operations of AmbiCom and its subsidiaries from August 1, 2011 and 2010, and the results of operations of Med Control from the acquisition date through January 31, 2012.

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $5,837 as of January 31, 2012 and $9,329 as of July 31, 2011, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of January 31, 2012 and July 31, 2011, the value of the inventory reserve was $31,657 and $37,814, respectively.

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

k) Fair Value of Financial Instruments - ASC Topic 820, “Fair Value Measurements”, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables at January 31.

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	January 31, 2012		July 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	225,546	225,546	524,512	524,512
Accounts receivable	182,587	182,587	139,853	139,853

Financial liabilities:
Accounts payable and accrued liabilities	162,997	162,997	94,676	94,676
Line of credit	0	0	290,000	290,000
Notes payable	85,000	82,943	115,000	112,500

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at :

		Fair value measurements at reporting date using
	January 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	85,000			82,943

		Fair value measurements at reporting date using
	July 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	115,000			112,500

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk. The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of January 31, 2012 and July 31, 2011, management does not believe they are exposed to any significant risk on their cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

Two customers accounted for $152,000 (81%) and $28,000 (15%) of receivables at January 31, 2012 while four customers accounted for $57,800 (39%), $40,579 (27%), $35,430 (24%) and $23,559 (16%) as of July 31, 2011, respectively.

Two customers accounted for $216,600 (47%) and $195,780 (43%) of revenue for the three months ended January 31, 2012 and one customer accounted for $1,015,800 (80%) of revenue for the three months ended January 31 2011. Three customers accounted for $216,600 (36%), $202,530 (33%), and $91,921 (15%) of the revenues for the six months ended January 31, 2012 and one customer accounted for $1,589,800 (72%) of the revenues for the six months ended January 31, 2011 respectively.

Four vendors accounted for $20,000 (26%), $19,584 (25%), $10,000 (13%), and $9,386 (12%) of accounts payable as of January 31, 2012 and two vendors accounted for $25,000 (53%) and $10,018 (21%) as of July 31, 2011, respectively.

One vendor accounted for $94,338 (78%) of the purchases for the three months ended January 31, 2012, and one vendor accounted for $447,300 (98%) of the purchases for the three months ended January 31, 2011. Three vendors accounted for $94,338 (56%), $39,000 (23%), and $20,000 (12%) of the purchases for the six months ended January 31, 2012, and one vendor accounted for $837,203 (87%) of the purchases for the six months ended January 31, 2011, respectively.

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

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $225,546 and $524,512 at January 31, 2012 and July 31, 2011, respectively. Our working capital was $38,462 and $347,358 at January 31, 2012 and July 31, 2011, respectively.

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

There are presently 9.4 million shares of Series A Preferred Stock and 262,500 shares of Series B Preferred Stock outstanding.

Warrants

As of January 31, 2012, there were warrants outstanding to purchase 62,500 shares of Common Stock at the exercise price of $1.60.

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

As of January 31, 2012 and July 31, 2011, there were no options issued or outstanding.

2010 Equity Incentive Plan

On January 15, 2010, our Board and Stockholders approved and adopted the 2010 Equity Incentive Plan (the “2010 Plan”). A copy of the 2010 Plan was attached as Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on January 22, 2010.

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

On September 1, 2010, 105,000 options were granted to eight employees at an exercise price of $0.20 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $2,555 for the three months ended January 31, 2012 and $5,414 for the six months ended January 31, 2012. At January 31, 2012, 179,722 options remain available for future grant under the Plan.

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

As of January 31, 2012, no options were issued or outstanding under the terms of the 2010 Plan.

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

After the reverse split, there were 7,085,000 and 6,572,181 shares outstanding as of January 31, 2012 and July 31, 2011, respectively.

NOTE 5 – Related Party Transactions and Gain on Settlement

Shareholder

The Company did not have notes payable to related parties as of January 31, 2012 and July 31, 2011, respectively.

Litigation settlement

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of January 31, 2012, the Company has paid $475,000 towards the settlement. The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2012	30,000
2013	55,000

Total	$85,000

NOTE 6 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements – the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended January 31, 2012 and 2011 was $1,602 and $1,102, respectively. Depreciation expense for the six months ended January 31, 2012 and 2011 was $3,394 and $2,205, respectively.

	January 31, 2012	July 31, 2011
Furniture and fixture	$27,634	$27,634
Machinery and equipment	24,157	24,157
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
	417,193	417,193
Accumulated depreciation	(394,946)	(391,552)
Property and equipment, net	$22,247	$25,641

NOTE 7 – Revolving Line of Credit

On May 9, 2011, the Company completed negotiations to renew and expand its secured line of bank credit for up to one million three hundred thousand dollars and extend the line by one year to July 2012. Advances under the credit line will be secured with substantially all of the Company’s assets, be subject to interest at 1% above the Wall Street Journal prime rate index, and be subject to the following restrictive covenants: (i) the current ratio shall not be less than 1.2 times; (ii) the debt to tangible net worth ratio shall not exceed 2.5 times; and (iii) the quarterly EBITDA shall not be less than $30,000 on a rolling four quarter basis. At July 31, 2011, the company was in violation of the restrictive covenant pertaining to a minimum quarterly EBITDA of not less than $30,000. The lender issued forbearance for the violation of the restrictive covenant. The credit line will expire on July 14, 2012. At July 31, 2011, the Company had an outstanding balance of $290,000. At January 31, 2012, the Company did not have any balance outstanding under this credit line.

The Company incurred interest expense of $0 and $6,908 during the three months ended January 31, 2012, and 2011, respectively. The Company incurred interest expense of $3,084 and $12,519 during the six months ended January 31, 2012, and 2011, respectively.

NOTE 8 - Notes Payable

Notes payable, which are unsecured, consist of the following as of January 31, 2012 and July 31, 2011:

Notes Payable Consist of the Following at:
	January 31, 2012	July 31, 2011
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum	$85,000	$115,000
Total notes payable	85,000	115,000
Less current portion
Due to third party	60,000	60,000
	60,000	60,000
Long-term notes payable	$25,000	$55,000

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

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2011. There have been no material changes in unrecognized tax benefits at January 31, 2012.

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

We did not make any provision for income taxes in the three months ended January 31, 2012. Our effective tax rate takes into consideration federal and state minimum tax rates, foreign taxes and net operating loss (“NOL”) carry-forwards.

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

The rent expense for the three months ended January 31, 2012 and 2011 was $14,010 and $19,233, respectively. The rent expense for the six months ended January 31, 2012 and 2011 was $29,204 and $34,833, respectively.

NOTE 11 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued to determine if they must be reported. Management has determined that there were no reportable subsequent events to be disclosed.

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

On January 4, 2012 the Company entered into a Public Relations Agreement with Cape MacKinnon Inc. for investor relations services in exchange for 150,000 shares of restricted common stock for each month of service provided.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	41.4%	39.7%	43.4%	45.3%

Gross profits	58.6%	60.3%	56.6%	54.7%

Operating Expenses
Depreciation	0.3%	0.1%	0.6%	0.1%
Professional fees	12.9%	4.6%	54.1%	4.4%
Selling and general expenses	53.9%	32.9%	89.5%	35.7%
Total operating expenses	67.1%	37.6%	144.2%	40.2%

Income (loss) from operations	-8.5%	22.7%	-87.6%	14.5%

Other income (expense)
Other income and expense, net	0.0%	-2.7%	0.4%	-2.1%
Interest expense, net	0.0%	-0.5%	-0.5%	-0.6%
Net other income (expense)	0.0%	-3.2%	-0.1%	-2.7%

Total income (loss) before income taxes	-8.5%	19.5%	-87.7%	11.8%

Income taxes	0.0%	0.0%	0.0%	0.0%

Net income (loss)	-8.5%	19.5%	-87.7%	11.8%

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering (NRE) project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Total revenue for the three and six months ended January 31, 2012 and 2011 is summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2012	2011	Change in Dollars	Change in Percent	2012	2011	Change in Dollars	Change in Percent

$458,813	$1,268,148	$(809,335)	-64%	$607,760	$2,203,161	$(1,595,401)	-72%

Our sales declined by 64% in the three months ended January 31, 2012 compared to the three months ended January 31, 2011. Our sales declined by 72% in the six months ended January 31, 2012 compared to the six months ended January 31, 2011, mainly as a result of our products reaching the end of their product life cycle. We expect revenue from our existing products to continue to decline until new products are introduced in the middle of 2012, partially offset by revenue from non-recurring engineering project fees.

Customer Concentration Information

Two customers accounted for more than 10% of total revenue for the three months ended January 31, 2012, and one customer accounted for more than 10% for the three months ended January 31, 2011. Three customers accounted for more than 10% of total revenue for the six months ended January 31, 2012, and one customer accounted for more than 10% for the six months ended January 31, 2011.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our NRE projects. Our cost of sales for the three and six months ended January 31, 2012 and 2011 are summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2012	2011	Change in Dollars	Change in Percent	2012	2011	Change in Dollars	Change in Percent

$189,763	$503,107	$(313,344)	-62%	$263,709	$997,399	$(733,690)	-74%

Our cost of sales decreased by 62% in the three months ended January 31, 2012 compared to the three months ended January 31, 2011. Our cost of sales decreased by 74% in the six months ended January 31, 2012 compared to the six months ended January 31, 2011. The decrease in cost of sales matched the decrease in revenue for the period.

Gross Profit & Gross Margin

Our gross profit decreased by 65% from $765,041 in the three months ended January 31, 2011 to $269,050 in the three months ended January 31, 2012. Gross profit decreased by 71% from $1,205,762 for the six months ended January 31, 2011 to $344,051 for the six months ended January 31, 2012, primarily as a result of the decrease in sales volume from our products reaching the end of their product life cycle. Our gross margin will continue to be affected by a variety of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices realized on sales of our products, and the stage of our product life cycle.

Operating Expenses

Three Months Ended January 31,				Six Months Ended January 31,
2012	2011	Change in Dollars	Change in Percent	2012	2011	Change in Dollars	Change in Percent

$308,436	$477,076	$(168,640)	-35%	$875,870	$885,510	$(9,640)	-1%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses. Overall operating expenses decreased by $168,640 for the three months ended January 31, 2012 from the comparable period in 2011, a decrease of 35%. Operating expenses decreased by $9,640 for the six months ended January 31, 2012 compared to January 31, 2011, a decrease of 1%.

Depreciation expense was $1,602 for the three months ended January 31, 2012 and $1,102 for the three months ended January 31, 2011. Depreciation expense was $3,394 for the six months ended January 31, 2012 and $2,205 for the six months ended January 31, 2011. Our depreciation rate policy remained unchanged. The increase was due to additional fixed assets purchased during the period.

Our professional fees increased slightly to $59,410 in the three months ended January 31, 2012 from $58,758 in the three months ended January 31, 2011. Professional fees increased to $328,572 for the six months ended January 31, 2012 from $97,692 for the six months ended January 31, 2011. Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010. The main increase in professional fees for the six months ended January 31, 2012 was for the fees paid to Kodiak Capital related to the investment agreement.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our selling, general and administrative expenses decreased by $169,792 or 41% to $247,724 in the three months ended January 31, 2012 from $417,216 in the three months ended January 31, 2011. Selling, general and administrative expenses decreased by $241,709 or 31% to $543,904 for the six months ended January 31, 2012 from $785,613 for the six months ended January 31, 2011.

Of this decrease, the majority was due to decreases in headcount and salary cost, decreased R&D expenditures, and marketing expenses partially offset by increased professional fees.

Income (Loss) from Operations

Income (loss) from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit. Our income (loss) from operations decreased from an income of $246,984 in the three months ended January 31, 2011 to a loss of $39,377 in the three months ended January 31, 2012, with decreases in revenue and gross profit partially offset by decreases in selling, general and administrative expenses. Our income (loss) from operations decreased from an income of $320,252 for the six months ended January 31, 2011 to a loss of $531,820 for the six months ended January 31, 2012, mainly attributed to decreases in revenue and increased professional fees.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges. Other income and expenses, net, was a net income of $9 for the three months ended January 31, 2012 compared to a net expense of $40,981 for the three months ended January 31, 2011. Other income and expenses, net, was a net expense of $388 for the six months ended January 31, 2012 compared to a net expense of $58,944 for the six months ended January 31, 2011.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2011 and 2010 was 42.8%. We made no provisions for income taxes in either the first six months of 2012 or 2011 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income (Loss)

Net income (loss) for the three and the six months ended January 31, 2012 and 2011 is summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2012	2011	Change in Dollars	Change in Percent	2012	2011	Change in Dollars	Change in Percent

$(39,377)	$246,984	$(286,361)	-116%	$(532,208)	$261,308	$(793,516)	-304%

For the three months ended January 31, 2012, net loss was $39,377, a decrease of 116% compared to the three months ended January 31, 2011 net income of $246,984. For the six months ended January 31, 2012, net loss was $532,208, a decrease of 304% compared to the six months ended January 31, 2011 net income of $261,308. The decrease in net income for the three and six months ended January 31, 2012 compared to the three and months ended January 31, 2011 was primarily due to the decrease in revenues resulting from our products reaching the end of their product life cycles. The decrease for the three months ended January 31, 2012 was at a lower amount than compared to the first three months of the year.

Capital Resources and Liquidity

Cash and cash equivalents were $225,546 at January 31, 2012 and $524,512 at July 31, 2011. The net decrease in cash over the period was primarily due to the decreased sales volume for the period. Our total current assets decreased 47% to $428,579 at January 31, 2012 from $804,198 at July 31, 2011 while our current liabilities decreased by 15% to $390,117 at January 31, 2012 from $456,840 at July 31, 2011. Total working capital decreased to $38,462 at January 31, 2012 compared to $347,358 at July 31, 2011, a decrease of $308,896.

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

At January 31, 2012, the company was in violation of the restrictive covenant pertaining to a minimum quarterly EBITDA of not less than $30,000. The lender issued a forbearance for the violation of the restrictive covenant.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of January 31, 2012, the Company has paid $475,000 towards the settlement. The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2012	30,000
2013	55,000

Total	$85,000

The Company is not a party and its property is not subject to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2012, the Company issued 150,000 shares of restricted common stock for services provided.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Exhibit Title

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Included in Exhibit 31.1

   ** Included in Exhibit 32.1

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
Name: John Hwang
Its: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer )

