Form 10-Q
period 2012-04-30
AMBICOM HOLDINGS, INC
filed 2012-06-15
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

COMMISSION FILE NUMBER: 333-153402

AMBICOM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2964607
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Alder Drive, Milpitas, CA 95035 (408) 321-0822

(Address of principal executive offices)

(408) 321-0822

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

As of June 11, 2012, the Registrant had 9,790,760 shares of common stock, par value $0.008 per share, issued and outstanding.

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION	4

ITEM 1. FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4. CONTROLS AND PROCEDURES	22

PART II OTHER INFORMATION	24

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 1A. RISK FACTORS	24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4. MINE SAFETY DISCLOSURES	24

ITEM 5. OTHER INFORMATION	24

ITEM 6. EXHIBITS	24

SIGNATURES

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

2

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$131,593	$524,512
Accounts receivable, net of allowance for doubtful accounts of $1,237 and $9,329 as of April 30, 2012, and July 31, 2011, respectively	160,490	139,853
Inventory, net of reserve balances of $75,213 and $37,814 as of April 30, 2012, and July 31, 2011, respectively	36,138	113,770
Prepaid expenses and other current assets	78,052	26,063
Total current assets	406,273	804,198

Property and equipment, net	20,751	25,641
Deposit	20,695	20,695
Total assets	$447,719	$850,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$83,142	$47,094
Accounts payable - other	102,078	47,582
Deferred revenue	84,982	12,164
Line of credit payable	-	290,000
Notes payable - current portion	60,000	60,000
Total current liabilities	330,202	456,840

Notes payable, net of current	10,000	55,000

Total liabilities	340,202	511,840

Commitment and contingency (Note 10)

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 9,790,760 and 6,572,181 shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	78,324	52,577
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; 7,050,000 and 9,400,000 shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	7,050	9,400
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,500 and 325,000 shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	2,100	2,600
Additional paid in capital	11,420,082	11,160,697
Accumulated deficit	(11,400,039)	(10,886,580)
Total stockholders’ equity	107,517	338,694
	$447,719	$850,534

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011

Sales	$458,040	$781,780	$1,065,801	$2,984,941

Cost of sales	161,586	396,000	425,295	1,400,297

Gross profits	296,454	385,780	640,506	1,584,644

Operating Expenses
Depreciation	1,496	1,709	4,891	3,913
Professional fees	78,170	70,095	406,743	167,787
Selling and general expenses	197,919	356,916	741,823	1,135,630
Total operating expenses	277,585	428,720	1,153,457	1,307,330

Income (loss) from operations	18,869	(42,940)	(512,951)	277,314

Other income (expense)
Other income and expense, net	-	(2,154)	2,696	(48,578)
Interest expense, net	1	(7,823)	(3,083)	(20,342)
Net other income (expense)	1	(9,977)	(387)	(68,920)

Total income (loss) before income taxes	18,870	(52,917)	(513,338)	208,394

Income taxes	-	-	-	-

Net income (loss)	$18,870	$(52,917)	$(513,338)	$208,394

Net income (loss) per share - basic	$0.002	$(0.001)	$(0.073)	$0.004

Net income (loss) per share - diluted	$0.001	$(0.001)	$(0.031)	$0.004

Weighted average shares outstanding — basic	8,425,682	51,956,015	7,050,365	51,834,670

Weighted average shares outstanding — diluted	18,088,170	54,556,015	16,712,853	54,434,670

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED APRIL 30,

	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(513,338)	$208,394
Net income items not affecting cash:
Depreciation and amortization	4,891	3,913
Stock-based compensation	7,055	20,570
Increase (reduction) in bad debt reserve	471	(19,995)
Increase (decrease) in reserve for inventory loss	45,974	(13,136)

Decrease / (Increase) in operating assets:
Accounts receivable	(21,108)	166,185
Inventory	31,658	86,278
Other receivables	-	11,251
Prepaid expense	(51,984)	(175,807)
Deposit	-	(16,558)

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	35,561	(14,199)
Accrued payable - other	54,984	(33,046)
Unearned revenue	72,818	71,970

Net cash provided by (used in) operating activities	(333,018)	295,820

Cash flows from investing activities:
Payment of notes to related parties	-	(30,000)
Capital expenditures	-	(18,962)

Net cash used in investing activities	-	(48,962)

Cash flows from financing activities:
Net proceeds from (Net payments on) line of credit	(290,000)	300,000
Payments on notes payable	(45,000)	(75,000)
Issuance of stock to outside firms for services	275,100	-
Net cash provided by (used in) financing activities	(59,900)	225,000

Net increase (decrease) in cash and cash equivalents	(392,919)	471,858
Cash and cash equivalents, beginning of year	524,512	165,848

Cash and cash equivalents, end of quarter	$131,593	$637,706

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$3,083	$20,342

 The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2012 AND 2011

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

Details of the Company’s subsidiaries as of April 30, 2012 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

E-Care USA, Inc.	Nevada March 15, 2011	Wholly-owned subsidiary of AmbiCom Holdings, Inc.	Designer and developer of wireless home medical devices

AmbiCom Technology, Inc.	Nevada* May 17, 2010*	Wholly-owned subsidiary of AmbiCom Holdings, Inc.	Planned acquisition company

* AmbiCom Technology, Inc. was dissolved on June 1, 2012.

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

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by AmbiCom, under the purchase method of accounting, and was treated as a recapitalization with AmbiCom as the acquirer.  Upon consummation of the Exchange, the Company adopted the business plan of AmbiCom. Accordingly, the consolidated statements of operations include the results of operations of AmbiCom and its subsidiaries from August 1, 2011 and 2010, and the results of operations of Med Control from the acquisition date through April 30, 2012.

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $1,237 as of April 30, 2012 and $9,329 as of July 31, 2011, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of April 30, 2012 and July 31, 2011, the value of the inventory reserve was $75,213 and $37,814, respectively.

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

k) Fair Value of Financial Instruments - ASC Topic 820, “Fair Value Measurements”, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables at April 30.

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	April 30, 2012		July 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	131,593	131,593	524,512	524,512
Accounts receivable	160,490	160,490	139,853	139,853

Financial liabilities:
Accounts payable and accrued liabilities	185,220	185,220	94,676	94,676
Line of credit	0	0	290,000	290,000
Notes payable	70,000	68,562	115,000	113,041

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at:

		Fair value measurements at reporting date using
	April 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	70,000			68,562

		Fair value measurements at reporting date using
	July 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	115,000			113,041

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk. The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of April 30, 2012 and July 31, 2011, management does not believe they are exposed to any significant risk on their cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

One customer accounted for $155,628 (96%) of receivables at April 30, 2012 while four customers accounted for $57,800 (39%), $40,579 (27%), $35,430 (24%) and $23,559 (16%) as of July 31, 2011, respectively.

One customer accounted for $368,128 (80%) of revenue for the three months ended April 30, 2012 and two customers accounted for $275,000 (35%) and $201,600 (26%) of revenue for the three months ended April 30, 2011. Three customers accounted for $460,049 (43%), $247,000 (23%), and $202,530 (19%) of the revenues for the nine months ended April 30, 2012 and one customer accounted for $1,791,400 (60%) of the revenues for the nine months ended April 30, 2011, respectively.

Two vendors accounted for $52,480 (63%) and $16,685 (20%) of accounts payable as of April 30, 2012 and two vendors accounted for $25,000 (53%) and $10,018 (21%) as of July 31, 2011, respectively.

Four vendors accounted for $78,600 (34%), $76,772 (33%), $49,735 (21%), and $27,180 (12%) of the purchases for the three months ended April 30, 2012, and one vendor accounted for $283,950 (95%) of the purchases for the three months ended April 30, 2011. Four vendors accounted for $121,518 (30%), $78,600 (20%), $76,772 (19%) and $69,735 (17%) of the purchases for the nine months ended April 30, 2012, and one vendor accounted for $1,121,153 (89%) of the purchases for the nine months ended April 30, 2011, respectively.

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

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $131,593 and $524,512 at April 30, 2012 and July 31, 2011, respectively. Our working capital was $76,071 and $347,358 at April 30, 2012 and July 31, 2011, respectively.

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

There are presently 7.05 million shares of Series A Preferred Stock and 262,500 shares of Series B Preferred Stock outstanding.

Warrants

As of April 30, 2012, there were warrants outstanding to purchase 62,500 shares of Common Stock at the exercise price of $1.60.

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

As of April 30, 2012 and July 31, 2011, there were no options issued or outstanding.

2010 Equity Incentive Plan

On January 15, 2010, our Board and Stockholders approved and adopted the 2010 Equity Incentive Plan (the “2010 Plan”). A copy of the 2010 Plan was attached as Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2010.

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

On September 1, 2010, 105,000 options were granted to eight employees at an exercise price of $0.20 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $1,641 for the three months ended April 30, 2012 and $7,055 for the nine months ended April 30, 2012. At April 30, 2012, 179,722 options remain available for future grant under the Plan.

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

As of April 30, 2012, no options were issued or outstanding under the terms of the 2010 Plan.

Common Stock

On April 30, 2010, the Company Amended and Restated its Articles of Incorporation to authorize the issuance of up to 1,000,000,000 shares of common stock, $0.001 par value per share.

On October 19, 2011, the Company effectuated a one-for-eight reverse split of its shares of Common Stock. The reverse decreased the total authorized, issued and outstanding common shares and Series B Preferred Convertible Stock by the same one-for-eight ratio as well as amended the par value per share from $0.001 to $0.008. The total authorized common shares decreased from 1,000,000,000 to 125,000,000.

After the reverse split, there were 9,790,760 and 6,572,181 shares outstanding as of April 30, 2012 and July 31, 2011, respectively.

NOTE 5 – Related Party Transactions and Gain on Settlement

Shareholder

The Company did not have notes payable to related parties as of April 30, 2012 and July 31, 2011, respectively.

Litigation settlement

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of April 30, 2012, the Company has paid $490,000 towards the settlement. The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2012	$15,000
2013	55,000

Total	$70,000

NOTE 6 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements – the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended April 30, 2012 and 2011 was $1,496 and $1,709, respectively. Depreciation expense for the nine months ended April 30, 2012 and 2011 was $4,891 and $3,913, respectively.

	April 30, 2012	July 31, 2011
Furniture and fixture	$27,634	$27,634
Machinery and equipment	24,157	24,157
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
	417,193	417,193
Accumulated depreciation	(396,442)	(391,552)
Property and equipment, net	$20,751	$25,641

NOTE 7 – Revolving Line of Credit

On May 9, 2011, the Company completed negotiations to renew and expand its secured line of bank credit for up to one million three hundred thousand dollars and extend the line by one year to July 2012. Advances under the credit line will be secured with substantially all of the Company’s assets, be subject to interest at 1% above the Wall Street Journal prime rate index, and be subject to the following restrictive covenants: (i) the current ratio shall not be less than 1.2 times; (ii) the debt to tangible net worth ratio shall not exceed 2.5 times; and (iii) the quarterly EBITDA shall not be less than $30,000 on a rolling four quarter basis. At July 31, 2011, the company was in violation of the restrictive covenant pertaining to a minimum quarterly EBITDA of not less than $30,000. The lender issued forbearance for the violation of the restrictive covenant. The credit line will expire on July 14, 2012. At July 31, 2011, the Company had an outstanding balance of $290,000. At April 30, 2012, the Company did not have any balance outstanding under this credit line.

The Company incurred interest expense of $0 and $7,823 during the three months ended April 30, 2012, and 2011, respectively. The Company incurred interest expense of $3,083 and $20,342 during the nine months ended April 30, 2012, and 2011, respectively.

NOTE 8 - Notes Payable

Notes payable, which are unsecured, consist of the following as of April 30, 2012 and July 31, 2011:

Notes Payable Consist of the Following at:

	April 30, 2012	July 31, 2011
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$70,000	$115,000

Total notes payable	70,000	115,000

Less current portion
Due to third party	60,000	60,000
	60,000	60,000

Long-term notes payable	$10,000	$55,000

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

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2011. There have been no material changes in unrecognized tax benefits at April 30, 2012.

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

We did not make any provision for income taxes in the three months ended April 30, 2012. Our effective tax rate takes into consideration federal and state minimum tax rates, foreign taxes and net operating loss (“NOL”) carry-forwards.

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

NOTE 10 – Commitments and Contingencies

The Company leases its office and warehouse. The Company signed a new lease for its office and warehouse effective March 1, 2011 at a new location. The maturity date for the lease is May 2016. The minimum rental commitments under the lease are as follows:

Year Ending July 31:
2012	$53,696
2013	55,133
2014	56,570
2015	58,007
2016	49,537

Total	$272,943

The rent expense for the three months ended April 30, 2012 and 2011 was $13,419 and $15,194, respectively. The rent expense for the nine months ended April 30, 2012 and 2011 was $42,623 and $50,027, respectively.

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

On October 31, 2011, the Company entered into an Investment Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (the "Investor") to purchase up to $1,000,000 of the company's common stock. Upon Registration, the Company may obtain capital in increments of up to $25,000 as working capital is needed.  The facility sets the purchase price at 80% of the volume weighted average over five consecutive trading days.

On January 4, 2012, the Company entered into a Public Relations Agreement with Cape MacKinnon Inc. for investor relations services in exchange for 150,000 shares of the Company’s restricted common stock for each month of service provided.

On February 2, 2012, Kenneth Cheng exercised the conversion rights to convert 2,350,000 shares of Preferred A stock into 2,350,000 shares of the Company’s common stock.

On April 4, 2012, the Company entered into a Consulting Agreement with Strategic Partners Inc. for consulting services in exchange for 340,000 shares of restricted common stock.

On April 16, 2012, the Company issued a 6% stock dividend on its Preferred B stock.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	35.3%	50.7%	39.9%	46.9%

Gross profits	64.7%	49.3%	60.1%	53.1%

Operating Expenses
Depreciation	0.3%	0.2%	0.5%	0.1%
Professional fees	17.1%	9.0%	38.2%	5.6%
Selling and general expenses	43.2%	45.7%	69.6%	38.0%
Total operating expenses	60.6%	54.9%	108.3%	43.7%

Income (loss) from operations	4.1%	-5.6%	-48.2%	9.4%

Other income (expense)
Other income and expense, net	0.0%	-0.3%	0.3%	-1.6%
Interest expense, net	0.0%	-1.0%	-0.3%	-0.7%
Net other income (expense)	0.0%	-1.3%	0.0%	-2.3%

Total income (loss) before income taxes	4.1%	-6.9%	-48.2%	7.1%

Income taxes	0.0%	0.0%	0.0%	0.0%

Net income (loss)	4.1%	-6.9%	-48.2%	7.1%

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering (NRE) project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Total revenue for the three and nine months ended April 30, 2012 and 2011 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2012	2011	Change in Dollars	Change in Percent	2012	2011	Change in Dollars	Change in Percent

$458,040	$781,780	$(323,740)	-41%	$1,065,801	$2,984,941	$(1,919,140)	-64%

Our sales declined by 41% in the three months ended April 30, 2012 compared to the three months ended April 30, 2011. Our sales declined by 64% in the nine months ended April 30, 2012 compared to the nine months ended April 30, 2011, mainly as a result of a large portion of our products reaching the end of their product life cycle. We expect revenue from our existing products to continue to decline which will be partially offset by new products that have been introduced during this quarter and also partially offset by revenue from non-recurring engineering project fees.

Customer Concentration Information

One customer accounted for more than 10% of total revenue for the three months ended April 30, 2012, and two customers accounted for more than 10% for the three months ended April 30, 2011. Three customers accounted for more than 10% of total revenue for the nine months ended April 30, 2012, and one customer accounted for more than 10% for the nine months ended April 30, 2011.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our NRE projects. Our cost of sales for the three and nine months ended April 30, 2012 and 2011 are summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2012	2011	Change in Dollars	Change in Percent	2012	2011	Change in Dollars	Change in Percent

$161,586	$396,000	$(234,414)	-59%	$425,295	$1,400,297	$(975,002)	-70%

Our cost of sales decreased by 59% in the three months ended April 30, 2012 compared to the three months ended April 30, 2011. Our cost of sales decreased by 70% in the nine months ended April 30, 2012 compared to the nine months ended April 30, 2011. The decrease in cost of sales was at a greater rate than the decrease in revenue for the period due to shifts in products purchased.

Gross Profit & Gross Margin

Our gross profit decreased by 23% from $385,780 in the three months ended April 30, 2011 to $296,454 in the three months ended April 30, 2012. Gross profit decreased by 60% from $1,584,644 for the nine months ended April 30, 2011 to $640,506 for the nine months ended April 30, 2012, mainly due to the reduced sales volume from our older products reaching the ends of their product life cycles which was partly offset by newly introduced products this quarter. Our gross margin will continue to be affected by a variety of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices on sales of our products, the stages of our product life cycle, and the introduction of new products.

Operating Expenses

Three Months Ended April 30,				Nine Months Ended April 30,
2012	2011	Change in Dollars	Change in Percent	2012	2011	Change in Dollars	Change in Percent

$277,585	$428,720	$(151,135)	-35%	$1,153,457	$1,307,330	$(153,873)	-12%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses. Overall operating expenses decreased by $151,135 for the three months ended April 30, 2012 compared to the same period in 2011, a decrease of 35%. Operating expenses decreased by $153,873 for the nine months ended April 30, 2012 compared to April 30, 2011, a decrease of 12%.

Depreciation expense was $1,496 for the three months ended April 30, 2012 and $1,709 for the three months ended April 30, 2011. Depreciation expense was $4,891 for the nine months ended April 30, 2012 and $3,913 for the nine months ended April 30, 2011. Our depreciation rate policy remained unchanged. The increase was due to additional fixed assets purchased during the year.

Our professional fees increased to $78,170 in the three months ended April 30, 2012 from $70,095 in the three months ended April 30, 2011. Professional fees increased to $406,743 for the nine months ended April 30, 2012 from $167,787 for the nine months ended April 30, 2011. Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010. The main increase in professional fees for the nine months ended April 30, 2012 was for the fees paid to Kodiak Capital related to the investment agreement and fees paid to Strategic Consulting for consulting expenses.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our selling, general and administrative expenses decreased by $158,997 or 45% to $197,919 in the three months ended April 30, 2012 from $356,916 in the three months ended April 30, 2011. Selling, general and administrative expenses decreased by $393,807 or 35% to $741,823 for the nine months ended April 30, 2012 from $1,135,630 for the nine months ended April 30, 2011.

The decrease was mainly due to decreases in salary and headcount, reductions in R&D expenditures and marketing expenses which were partly offset by the increased professional fees.

Income (Loss) from Operations

Income (loss) from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit. Our income (loss) from operations increased from a loss of $42,940 in the three months ended April 30, 2011 to a net income of $18,870 in the three months ended April 30, 2012, with decreases in revenue and gross profit offset by greater decreases in selling, general and administrative expenses. Our income (loss) from operations decreased from an income of $277,314 for the nine months ended April 30, 2011 to a loss of $512,951 for the nine months ended April 30, 2012. This was mainly due to decreases in revenue and increased professional fees for the nine months ended April 30, 2012.

Other Income and Expenses

Other income and expenses arise from non-operating events and transactions, principally interest charges. We did not have other income and expenses, net, for the three months ended April 30, 2012 compared to a net expense of $2,154 for the three months ended April 30, 2011. Other income and expenses, net, was a net income of $2,696 for the nine months ended April 30, 2012 compared to a net expense of $48,578 for the nine months ended April 30, 2011.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2011 and 2010 was 42.8%. We made no provisions for income taxes in either the first nine months of 2012 or 2011 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income (Loss)

Net income (loss) for the three and the nine months ended April 30, 2012 and 2011 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2012	2011	Change in Dollars	Change in Percent	2012	2011	Change in Dollars	Change in Percent

$18,870	$(52,917)	$71,787	136%	$(513,338)	$208,394	$(721,732)	-346%

For the three months ended April 30, 2012, net income was $18,870, an increase of 136% compared to the three months ended April 30, 2011 net loss of $52,917. For the nine months ended April 30, 2012, net loss was $513,338, a decrease of 346% compared to the nine months ended April 30, 2011 net income of $208,394. The decrease in net income for nine months ended April 30, 2012 compared to the nine months ended April 30, 2011 was mainly due to the decrease in revenues resulting from our products reaching the end of their product life cycles as well as increased professional fees. The increase in net income for the three months ended April 30, 2012 was due to reduced selling and general expenses from decrease in salary and headcount.

Capital Resources and Liquidity

Cash and cash equivalents were $131,593 at April 30, 2012 and $524,512 at July 31, 2011. The net decrease in cash over the period was mainly due to the decreased sales volume for the period and the payoff of the line of credit. Our total current assets decreased 49% to $406,273 at April 30, 2012 from $804,198 at July 31, 2011 while our current liabilities decreased by 28% to $330,202 at April 30, 2012 from $456,840 at July 31, 2011. Total working capital decreased to $76,071 at April 30, 2012 compared to $347,358 at July 31, 2011, a decrease of $271,287.

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

At April 30, 2012, the company was in violation of the restrictive covenant pertaining to a minimum quarterly EBITDA of not less than $30,000. The lender issued a forbearance for the violation of the restrictive covenant.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of April 30, 2012, the Company has paid $490,000 towards the settlement. The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2012	$15,000
2013	55,000

Total	$70,000

 The Company is not a party and its property is not subject to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Exhibit Title

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934. *

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: June 11, 2012	By:	/s/ John Hwang
Name: John Hwang
Title:: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

