Form 10-K
period 2012-07-31
AMBICOM HOLDINGS, INC
filed 2012-11-01
CIK 1444310

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2012

Commission File Number 333-153402

AMBICOM HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	333-153402	26-2964607
(State or jurisdiction of incorporation or	(Primary Standard Industrial	(I.R.S. Employee Identification
organization)	Classification Code Number)	No.)

500 Alder Drive, Milpitas, CA 95035	408-321-0822
(Address of principal executive offices)	(Registrant’s telephone number, including
area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.008 par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☒

Aggregate market value of common stock held by non-affiliates of the Registrant as of October 31, 2012: $403,630. As of October 8, 2012, the registrant had 10,090,760 shares of common stock, par value $0.008 per share, issued and outstanding.

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

AmbiCom sells its products through multi-channel distribution and original equipment manufacturer (“OEM”) channels. The Company delivers its medical device modules to OEM companies such as Roche and Zoll Medical.

AmbiCom plans to introduce wireless device modules including new SDIO cards, non-healthcare related wireless devices including solar toothbrushes that utilize LED light technology, and increase its outside engineering services during its upcoming fiscal year.

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

AmbiCom intends to grow organically. The Company believes many medical devices lack the technological and operational effectiveness for success in today’s quickly advancing technological environment. The Company’s internal growth objective is to position AmbiCom as a leading designer of application software and hardware, via the following approaches and others:

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

Employees

As of July 31, 2012, we had 5 employees. We believe we have good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Our common stock is currently quoted on the over-the-counter market on the OTC Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on NASDAQ or a national securities exchange.

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

At October 31, 2012, shareholders of the Company had approximately 5,278,006 shares of restricted stock, or 52.3% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company’s Amended Articles of Incorporation authorize the issuance of up to 125,000,000 total shares of capital stock without additional approval by shareholders. As of October 31, 2012, we had 10,090,760 shares of common stock outstanding.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of October 31, 2012, approximately 5,278,006 of the 10,090,760 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144 or otherwise.

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

Our shares of common stock may be thinly-traded on the OTC Market Group’s OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small, relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of any of our securities until such time as it became more seasoned and viable. As a result, there may be periods of several days or more when trading activity in the our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office address is 500 Alder Drive, Milpitas, CA 95035. We lease approximately 7,313 square feet of office and warehouse space at a monthly rental of $4,473 under the terms of a 63 month lease that expires on May 31, 2016. The rent increases three percent annually.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3. Legal Proceedings

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of July 31, 2012, the company has paid $505,000 towards the settlement. The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2013	55,000

Total	$55,000

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

Item 4. Reserved

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our Common stock is currently traded on the OTC Bulletin Board (OTCBB) under the symbol "ABHI". We received our listing for quotation on April 17, 2012. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Bulletin Board and OTC Markets Group’s OTC Link, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company migrated from the OTC Markets Group’s OTC Link to the OTC Bulletin Board on April 17, 2012.

The following table sets forth the high and low bid prices for our common stock for the last two fiscal years ended July 31, 2012.

Year	Quarter	High	Low

2011	First	0.19	0.11

2011	Second	0.18	0.07

2011	Third	0.10	0.05

2011	Fourth	0.08	0.04

2012	First	0.99	0.09

2012	Second	0.30	0.07

2012	Third	0.27	0.06

2012	Fourth	0.27	0.07

Holders

As of July 31, 2012, there were 9,790,760 shares of our common stock issued and outstanding with 84 shareholders of record.

Description of Securities

Common Stock

Number of Authorized and Outstanding Shares:

The Company's Amended and Restated Articles of Incorporation authorizes the issuance of 125,000,000 shares of capital stock, $0.008 par value per share. On October 31, 2012, there were 10,090,760 shares outstanding.

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

Preferred Stock

The Company's Amended Articles of Incorporation authorize the issuance of 9,400,000 shares of Preferred Stock A, par value $0.001 per share, and 325,000 shares of Preferred Stock B, par value $0.008 per share subject to any limitations prescribed by law, without further vote or action by the stockholders, and to issue, from time to time, shares, of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. There are currently 7,050,000 shares of Series A issued and outstanding. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.

Series B Convertible Preferred Stock

The Company has authorized a total of 325,000 shares of 6% Series B Convertible, Redeemable Preferred Stock (the “Series B”). The Series B accrues annual dividends at the rate of 6% per year in shares of Common Stock at the dividend conversion rate of $1.00.  The Series B, together with any unpaid dividends, is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series B converted.  Following the second anniversary of the Exchange, the Series B, together with any unpaid dividends, shall be convertible into Common Stock at the conversion price of forty cents ($0.40) or seventy percent (70%) of the daily volume weighted average price of the Common Stock for the twenty trading days immediately prior to the conversion.  The Series B is redeemable by the Company, at any time prior to December 31, 2015, in cash at the redemption rate of $1.00 per share of Series B plus any accrued and unpaid dividends.  On December 31, 2015, all outstanding shares of Series B shall be redeemed by the Company at a per share redemption price equal to $1.00 per share of Series B plus an amount of Common Stock equal to the amount of the accrued and unpaid dividend thereon.  The Series B has a liquidation preference of $2,600,000 and ranks prior to the Series A and the Common Stock.  The Series B votes on an “as converted” basis.

There are presently 7.05 million shares of Series A Preferred Stock and 262,475 shares of Series B Preferred Stock outstanding.

Options

On September 30, 2010, we granted options to employees to purchase 840,000 shares of Common Stock at a purchase price of $0.20 per share under the terms of the AmbiCom 2010 Incentive Stock option Plan.

On May 1, 2012, we granted options to employees to purchase 250,000 shares of Common Stock at a purchase price of $0.09 per share under the terms of the AmbiCom 2010 Incentive Stock option Plan.

Transfer Agent

Shares of Common Stock are registered at the transfer agent and are transferable at such office by the registered holder (or duly authorized attorney) upon surrender of the Common Stock certificate, properly endorsed. No transfer shall be registered unless the Company is satisfied that such transfer will not result in a violation of any applicable federal or state securities laws. The Company changed transfer agents January 10, 2012 from Signature Stock Transfer to VStock Transfer, LLC. The Company's transfer agent for its Common Stock is VStock Transfer, LLC., 77 Spruce Street, Suite 201, Cedarhurst, New York 11516, Telephone (212) 828-8436.

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

As of July 31, 2012, there were options outstanding under the 2010 Plan to purchase 840,000 shares of Common Stock at a purchase price of $0.20 per share and 250,000 shares of Common Stock at a purchase price of $0.09 per share. No options have been exercised since the Plan was created.

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

Shares Available Under Rule 144

There are currently 5,278,006 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. 983,750 shares are held by affiliates, as that term is defined in Rule 144(a)(1) and other shareholders. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Exchange Act for a period of at least 90 days before the sale.

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

Overview

AmbiCom is a designer and developer of wireless products focusing on Wi-Fi and Bluetooth® applications for the medical and healthcare industry. AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target OEM markets including a new SDIO card to be sold to its OEM customers. The Company believes that there are unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service. AmbiCom is also designing and developing wireless home medical devices for non-healthcare applications for the retail market that will be introduced during the next fiscal year which includes solar toothbrushes in general that utilize LED light technology. The Company will also continue to expand on its non-recurring engineering (NRE) project.

COMPARATIVE RESULTS OF OPERATIONS FOR THE YEARS ENDING JULY 31,

	2012	Change in Dollars	Change in Percent	2011
Revenue	$1,502,676	$(1,761,110)	-53.96%	$3,263,786
Cost of Sales	605,899	(947,959)	-61.01%	1,553,858
Gross Profit	896,777	(813,151)	-47.55%	1,709,928
Gross Profit/Revenue Percentage	59.7%			52.4%
Operating Expenses	1,491,290	(344,268)	-18.76%	1,835,558
Loss from Operations	(594,513)	(468,883)	-373.23%	(125,630)
Other Income and Expenses	(387)	59,783	-99.36%	(60,170)
Loss before income taxes	(594,900)	(409,100)	220.18%	(185,800)
Provision for Income Taxes	800	(800)	-50.00%	1,600
Net Loss	$(595,700)	$(408,300)	-217.88%	$(187,400)

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Our sales decreased by 54% from $3,263,786 in the year ended July 31, 2011 to $1,502,676 in the year ended July 31, 2012, mostly a result of a substantial amount of our wireless device products nearing the end of their current product life cycle as well as a slower than anticipated recovery in customer purchases from the global economic downturn. We anticipate demand to increase again once new wireless device products including the Company’s SDIO card become available and we introduce wireless home medical devices for the retail market including our solar toothbrushes that utilize LED light technology.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our non-recurring engineering projects. Our cost of sales decreased by 61% from $1,553,858 in the year ended July 31, 2011 to $605,899 in the year ended July 31, 2012. Our cost of sales decreased at a greater rate than the decrease in sales as a result of an emphasis by management to reduce manufacturing costs charged by third-party manufacturers and increased focus on non-recurring engineering projects.

Gross Profit & Gross Margin

Our gross profit decreased by 48% from $1,709,928 in the year ended July 31, 2011 to $896,777 in the year ended July 31, 2012 as a result of the decrease in overall revenues. As a result of the emphasis on reducing manufacturing costs as well as work on non-recurring engineering projects, our gross margin increased from 52.4% to 59.7%. We do not necessarily expect gross margins to remain at this level in 2013and our gross margin will continue to be affected by a variety of factors, including the cost of outsourcing to support project demands, the speed and extent to which new products including our SDIO are adopted by customers, the success of our retail market products such as our solar toothbrushes that utilize LED light technology, the amount of non-recurring engineering projects we take on, average sales prices realized on sales of our products, fluctuations in the cost of our purchased components, and the stage of our product life cycle.

Selling, General and Administrative Expenses

Our operating expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses may from time to time include charges relating to accounting, legal, insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our operating expenses decreased by 19% from $1,835,558 in the year ended July 31, 2011 to $1,491,290 in the year ended July 31, 2012. The decrease in operating expenses was mainly due to decreased salary, R&D expenses, public relations and stock based compensation expenses partially offset by increases in professional fees.

Loss from Operations

Loss from operations indicates the amount available from operating activities after we have deducted our selling, general and administrative expenses from our gross profit. Our loss from operations was $594,513 in the year ended July 31, 2012 compared to a gross loss of $125,630 in the year ended July 31, 2011. The loss for the year ended July 31, 2012 was largely a result of the decrease in sales due to our current products reaching the end of their product life cycles as well as the continued sluggish recovery from our customers due to the global downturn that were only partially offset by increased non-recurring engineering projects and shifting towards home medical devices including our solar toothbrushes that utilizes LED light.

Other income and expenses

Other income and expenses arise from non operating events and transactions, principally interest charges. Other income and expense, net, decreased by 99.4% to a loss of $387 in the year ended July 31, 2012 from $60,170 in the year ended July 31, 2011. Our interest expense decreased by $22,090 as a result of the Company’s lessened reliance on our line of credit as well as decreased interest expenses on our reduced notes payables balances.

Provision for income taxes

Our effective tax rate for the years ended July 31, 2012 and 2011 was 42.8% and 42.3%, respectively. We provided $800 and $1,600 for income taxes in the years ended July 31, 2012 and 2011, respectively

Net Loss

Net Loss for the year ended July 31, 2012 was $595,700, an increased loss of $408,300 from the previous year.

Capital Resources and Liquidity

Cash and cash equivalents were $249,327 at July 31, 2012 and $524,512 at July 31, 2011. The net decrease in cash over the period was primarily due to the net loss incurred by the Company during the period, increases in accounts receivable balances, and the pay off on the Company’s line of credit which were partially offset by increases unearned revenue received from customers. Our total current assets decreased 6% to $758,751 at July 31, 2012 from $804,198 at July 31, 2011 while our current liabilities increased 74% to $793,233 at July 31, 2012 from $456,840 at July 31, 2011. Our overall working capital decreased by 110% to a negative working capital of $34,482 at July 31, 2012 from $347,358 a July 31, 2011, due primarily to the net loss for the year ended July 31, 2012.

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

For the Years Ended July 31, 2012 and 2011

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmbiCom Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AmbiCom Holdings, Inc. and subsidiaries (collectively, the “Company”) as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended July 31, 2012. AmbiCom Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmbiCom Holdings, Inc. as of July 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Kim and Lee Corporation, CPAs

Los Angeles, California

October 31, 2012

AMBICOM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31,

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$249,327	$524,512
Accounts receivable, net of allowance for doubtful accounts of $509 and $9,329 as of July 31, 2012 and 2011, respectively	215,921	139,853
Inventory, net of reserve balances of $41,192 and $37,814 as of July 31, 2012 and 2011, respectively	178,104	113,770
Prepaid expenses and other current assets	115,399	26,063
Total current assets	758,751	804,198

Property and equipment, net	20,313	25,641
Deposit	20,695	20,695
Total assets	$799,759	$850,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$71,891	$47,094
Accounts payable - other	71,339	47,582
Deferred revenue	595,004	12,164
Line of credit payable	-	290,000
Notes payable - current portion	55,000	60,000
Total current liabilities	793,234	456,840

Notes payable, net of current	-	55,000

Total liabilities	793,234	511,840

Commitment and contingency (Note 4)

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 9,790,760 and 6,572,475 shares issued and outstanding at July 31, 2012 and July 31, 2011, respectively	78,323	52,577
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; 7,050,000 and 9,400,000 shares issued and outstanding at July 31, 2012 and July 31, 2011, respectively	7,050	9,400
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,475 and 325,000 shares issued and outstanding at July 31, 2012 and July 31, 2011, respectively	2,100	2,600
Additional paid in capital	11,401,458	11,170,697
Accumulated deficit	(11,482,406)	(10,896,580)
Total stockholders’ equity	6,525	338,694
	$799,759	$850,534

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31,

	2012	2011

Sales	$1,502,676	$3,263,786

Cost of sales	605,899	1,553,858

Gross profits	896,777	1,709,928

Operating Expenses
Depreciation	6,400	5,756
Professional fees	426,844	217,356
Selling and general expenses	1,058,046	1,612,446
Total operating expenses	1,491,290	1,835,558

Loss from operations	(594,513)	(125,630)

Other income (expense)
Other income and expense, net	2,695	(34,998)
Interest expense, net	(3,082)	(25,172)
Net other expense	(387)	(60,170)

Total loss before income taxes	(594,900)	(185,800)

Income taxes	800	1,600

Net loss	$(595,700)	$(187,400)

Net loss per share - basic	$(0.061)	$(0.029)

Net loss per share - diluted	$(0.035)	$(0.011)

Weighted average shares outstanding — basic	9,790,760	6,572,475

Weighted average shares outstanding — diluted	17,103,235	16,297,475

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31,

	2012	2011
Cash flows from operating activities:
Net loss	$(595,700)	$(187,400)
Net loss items not affecting cash:
Depreciation and amortization	6,400	5,756
Stock-based compensation	263,531	96,019
Reduction in bad debt reserve	(8,820)	(11,432)
Increase (reduction) in reserve for inventory loss	3,378	(4,567)

Decrease / (Increase) in operating assets:
Accounts receivable	(67,248)	511,489
Inventory	(67,712)	52,661
Other receivables	-	11,251
Prepaid expense	(89,336)	(22,330)
Deposit	-	(16,558)

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	24,796	2,417
Accrued payable - other	23,758	(39,770)
Unearned revenue	582,840	10,364

Net cash provided by operating activities	75,887	407,900

Cash flows from investing activities:
Payment of notes to related parties	-	(100,000)
Capital expenditures	(1,072)	(19,236)

Net cash used in investing activities	(1,072)	(119,236)

Cash flows from financing activities:
Proceeds (payment) from line of credit	(290,000)	190,000
Payments on notes payable	(60,000)	(120,000)

Net cash provided (used) in financing activities	(350,000)	70,000

Net increase in cash and cash equivalents	(275,185)	358,664
Cash and cash equivalents, beginning of year	524,512	165,848

Cash and cash equivalents, end of year	$249,327	$524,512

Supplemental information:
Income taxes paid	$800	$1,600
Interest paid	$3,082	$25,172

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders' Equity

		Preferred		Preferred
	Preferred	Stock	Preferred	Stock		Common	Additional
	Stock Series B #	Series B Amount	Stock Series A #	Series A Amount	Common Stock #	Stock Amount	Paid-in Capital	Accumulated Deficit	Total

Balance at August 1, 2010	325,000	$2,600	-	$-	6,469,039	$51,750	$11,084,749	$(10,709,024)	$430,075
Employee stock option expense							15,469		15,469
Investor relations expense					43,752	350	27,150		27,500
Advisory board expense					40,181	321	22,179		22,500
Annual 6% common stock dividend for Preferred B holders per Preferred B agreement					19,503	156		(156)	-
Bonus to Kenneth Cheng for stock option exercise of Preferred A shares							23,500		23,500
Exercise of Preferred A shares by Kenneth Cheng			2,350,000	2,350			(2,350)		-
Preferred A grant to John Hwang per merger agreement			7,050,000	7,050					7,050
Net loss for the year ended July 31, 2011								(187,400)	(187,400)
Balance at July 31, 2011	325,000	$2,600	9,400,000	$9,400	6,572,475	$52,577	$11,170,697	$(10,896,580)	$338,694

Employee stock option expense							9,431		9,431
Investor relations expense					790,000	6,320	247,780		254,100
Annual 6% common stock dividend for Preferred B holders per Preferred B agreement					15,760	126		(126)	(0)
Conversion of Preferred B shares to common stock	(62,525)	(500)			62,525	500			(0)
Conversion of Preferred A to common stock shares by Kenneth Cheng			(2,350,000)	(2,350)	2,350,000	18,800	(16,450)		-
Close dormant entity							(10,000)	10,000	-
Net loss for the year ended July 31, 2012								(595,700)	(595,700)
Balance at July 31, 2012	262,475	$2,100	7,050,000	$7,050	9,790,760	$78,323	$11,401,458	$(11,482,406)	$6,525

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012 AND 2011

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

Details of the Company’s subsidiary as of July 31, 2012 are as follows:

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $509 and $9,329 as of July 31, 2012 and 2011, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of July 31, 2012 and July 31, 2011, the value of the inventory reserve was $41,192 and $37,814 respectively.

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

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	2012		2011
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	249,327	249,327	524,512	524,512
Accounts receivable	215,921	215,921	139,853	139,853

Financial liabilities:
Accounts payable and accrued liabilities	143,230	143,230	94,676	94,676
Line of credit	0	0	290,000	290,000
Notes payable	55,000	54,045	115,000	112,598

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at :

		Fair value measurements at reporting date using
	2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	55,000			54,045

		Fair value measurements at reporting date using
	2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	115,000			112,598

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk. The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of July 31, 2012 and July 31, 2011, management does not believe they are exposed to any significant risk on their cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

Two customers accounted for $150,000 (69%) and $60,800 (28%) of receivables at July 31, 2012, while four customers accounted for $57,800 (39%), $40,579 (27%), $35,430 (24%) and $23,559 (16%) of receivables at July 31, 2011.

Four customers accounted for $399,000 (27%), $202,826 (14%), $198,000 (13%), and $150,000 (10%) of the revenues for the year ended July 31, 2012. One customer accounted for $1,791,400 (55%) of the revenues for the years ended July 31, 2011.

Three vendors accounted for $30,000 (42%), $13,973 (20%), and $11,048 (16%) of accounts payable as of July 31, 2012 and two vendors accounted for $25,000 (61%) and $10,018 (25%) of accounts payable as of July 31, 2011.

Four vendors accounted for $411,318 (57%), $102,500 (14%), $76,772 (11%), and $69,735 (10%) of the purchases for the year ended July 31, 2012. One vendor accounted for $1,253,753 (86%) of the purchases for the year ended July 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income in consolidated financial statements. The new accounting guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The accounting standard eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard was effective for fiscal years beginning after December 15, 2011, including interim periods. The Company will adopt this standard for the first quarter of fiscal year 2013.

In September 2011, the FASB issued new accounting guidance related to the testing of goodwill for impairment. The new accounting guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment quantitatively, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of a reporting unit was less than its carrying amount, the second step of the test was required to be performed to measure the amount of the impairment loss, if any. This standard was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this standard for the first quarter of fiscal year 2013.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 –Commitments and Contingencies

The Company leases its office and warehouse. The maturity date for the lease is May 2016. The minimum rental commitment under the lease for the years ended July 31 is:

Year Ending July 31:
2013	55,133
2014	56,570
2015	58,007
2016	49,537

Total	$219,247

The rent expense for the years ended July 31, 2012 and 2011 was $56,041, and $65,221, respectively.

NOTE 5 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $249,327 and $524,512 at July 31, 2012 and 2011, respectively. Our working capital was a negative balance of $34,483 and a positive balance of $347,358 at July 31, 2012 and 2011, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. For the year-ended July 31, 2011, 9,400,000 shares of Series A were issued and outstanding. During the year-ended July 31, 2012, 2,350,000 shares of Series A were converted to Common Stock. There are currently 7,050,000 shares of Series A outstanding as of July 31, 2012. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.

Series B Convertible Preferred Stock

In September 2011, the Company Amended and Restated its Articles of Incorporation. Before the amendment, there were 2,600,000 shares of Series B Convertible Preferred Stock outstanding at $0.001 par value per share as of July 31, 2011. After the amendment, there were 325,000 shares of Series B Convertible Preferred Stock outstanding at $0.008 par value per share as of July 31, 2011.

For the year-ended July 31, 2011, there were 325,000 shares of Series B Convertible Preferred Stock outstanding. During the year-ended July 31, 2012, 62,525 shares of Series B Convertible Preferred Stock were converted to Common Stock. There are currently 262,475 shares of Series B outstanding as of July 31, 2012.

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

As of July 31, 2012, there were options issued and outstanding for the purchases of 343,000 shares of Common Stock.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $8,698 for the twelve months ended July 31, 2012 in connection with the issuance and vesting of these options.

On May 1, 2012, 250,000 options were granted to two employees at an exercise price of $0.09 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $733 for the twelve months ended July 31, 2012 in connection with the issuance and vesting of these options. At July 31, 2012, 1,187,778 options remain available for future grant under the Plan.

As of July 31, 2012, there were options outstanding under the 2010 Plan to purchase 840,000 shares of Common Stock at a purchase price of $0.20 per share and 250,000 shares of Common Stock at a purchase price of $0.09 per share. No options have been exercised since the Plan was created.

Common Stock

In September 2011, the Company Amended and Restated its Articles of Incorporation decreasing authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. Before the amendment, there were 52,577,445 shares outstanding as of July 31, 2011. After the amendment, there were 9,790,760 shares and 6,572,475 outstanding as of July 31, 2012 and July 31, 2011, respectively.

NOTE 6 –Gain on Settlement

Litigation settlement

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of July 31, 2012, the company has paid $505,000 towards the settlement. The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2013	55,000

Total	$55,000

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

	July 31, 2012	July 31, 2011
Furniture and fixture	$27,635	$27,635
Machinery and equipment	25,229	24,157
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
	418,266	417,194
Accumulated depreciation	(397,953)	(391,553)
Property and equipment, net	$20,313	$25,641

Note 8 – Revolving Line of Credit

On May 9, 2011, advances under the credit line were secured with substantially all of the Company’s assets, were subject to interest at 1% above the Wall Street Journal prime rate index, and were subject to the following restrictive covenants: (i) the current ratio shall not be less than 1.2 times; (ii) the debt to tangible net worth ratio shall not exceed 2.5 times; and (iii) the quarterly EBITDA shall not be less than $30,000 on a rolling four quarter basis.

As of July 2012, the Company chose not to renew this credit line and did not have a balance as of July 31, 2012.

The Company incurred interest expense of $3,082 and $25,172 during the years ended July 31, 2012, and 2011, respectively.

Note 9 - Notes Payable

Notes payable, which are unsecured, consist of the following as of July 31, 2012 and July 31, 2011:

Notes Payable Consist of the Following at:
	July 31, 2012	July 31, 2011
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$55,000	$115,000

Total notes payable	55,000	115,000

Less current portion
Due to third party	55,000	115,000
	55,000	115,000

Long-term notes payable	$-	$-

Note 10 – Income Taxes

The consolidated income tax expense for the years ended July 31, 2012 and 2011 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending July 31, 2012 and 2011, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2012. There have been no material changes in unrecognized tax benefits at July 31, 2012.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of July 31, 2012, the statute of limitations for examining the Company’s federal income tax returns has not expired for the years ended July 31, 2007 through 2011. As of July 31, 2012, the statutes of limitation for tax examinations in the state of California have not expired for tax returns filed for the years ended July 31, 2007 through 2011.  As of July 31, 2012, the statute of limitation for tax examinations in Taiwan have not expired for tax returns filed for the years ended July 31, 2007 through 2011.

The Company provided $800 and $1,600 for income taxes in the years ended July 31, 2012 and 2011 respectively. The effective tax rates takes into consideration federal and state minimum tax rates and foreign taxes.

The Company has accumulated NOLs of $1.94 million, which, if unutilized, will begin to expire in 2018. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance since there is no assurance that we will be able to utilize these NOLs. Details of future income tax assets are as follows:

Future income tax assets
	July 31, 2012	July 31, 2011
NOL available for carry forward	$1,939,781	$1,452,077
R&D credit	260,588	220,220
Other temporary timing differences	142,287	123,269
	2,342,656	1,795,565
Statutory tax rate (combined federal and state)	42.81%	42.28%

Net deferred tax asset	1,002,797	759,165

Valuation allowance	(1,002,797)	(759,165)
	$-	$-

Note 11 – Subsequent Events

In August 2012, the Board authorized an issuance of 300,000 shares of restricted common stock to a director of the Company, Robert Radoff, for services rendered on behalf of the Company.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name (1)	Age	Title

John Hwang	50	Chief Executive Officer, Chairman of the Board, Director

Robert Radoff	44	Director

John Hwang, 50 Chief Executive Officer, Chairman of the Board, Director, Mr. Hwang has over 20 years corporate and entrepreneurial leadership experience in semiconductor technology and consumer electronics. From 2002 through 2007, Mr. Hwang was a member of the office of the Chairman of Techno Concepts, Inc., a developer and manufacturer of wireless communication devices. Mr. Hwang was President of Osicom, a fiber optic and network technologies manufacturer from 1994 to 1997. From 1985 to 1992, Mr. Hwang was VP of Samsung America, starting the first Samsung brand for monitors and PCs. He then created then created Samtron, a new brand for Samsung, which became a second tier brand to focus into the VAR channel. Mr. Hwang has a Bachelor of Science Degree in Economics from Rutgers University.

The Company believes that due to Mr. Hwang’s role as a founder of the Company and public company experience, he is ideally suited to serve as the Company’s Chief Executive Officer and Chairman.

Robert Radoff, 44 Director. Mr. Radoff has created and managed a national broker network, monitoring sales, distribution, packaging and setting up logistics of new and existing products, setting objectives and goals for the sales force and creating presentations to major accounts. He has also helped develop and sell national brand and private label and other brands to major accounts in the U.S. and international markets. Mr. Radoff also built partnerships with several multi-national pharmaceutical companies that rank in the Fortune 100. Mr. Radoff majored in Business and Physiology at Pierce College Cal State Northridge.

The Company believes that Mr. Radoff’s education and experiences in sales with biotechnology companies lead him to be well-qualified to serve as a Director.

Compensation of Directors

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2013 fiscal year.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal years ended July 31, 2012 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name & Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards		Option Awards (b)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John Hwang	2012	$240,000	$-			-	$-	$-	$240,000
	2011	$240,000	$-	7,050,000	(1)	-	$-	$-	$240,000
Kenneth Cheng (2)	2012	$38,000	$-	-			$-		$38,000
	2011	$240,000	$-	-		2,350,000	$-	$23,500	$263,500

(1) Granted in connection with the reverse merger under the terms of the Exchange Agreement

(2) Mr. Cheng resigned on August 11, 2011

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

COMPENSATION OF DIRECTORS

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2013 fiscal year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of July 31, 2012 (after giving effect to the Exchange) by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner	Amount of Beneficial Owner	Percent of Class
John Hwang	7,721,250	45.1%
Robert Radoff	12,500	0.1%
All Directors and Executive Officers as a Group (2 persons)	7,733,750	45.2%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 17,103,235 shares of Common Stock outstanding as of July 31, 2012, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3) Does not include 173,286 shares of Common stock held beneficially by family members.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees related to services performed by Kim and Lee and other service providers for the years ended July 31:

		2012	2011
Audit fees	(1)	$50,000	$45,000
Taxation fees	(2)	4,000	10,400
Accounting & other services	(3)	-	21,519

Total		$54,000	$76,919

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Tax fees principally included tax advice, tax planning and tax return preparation.
(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2012 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2012 fiscal year for filing with the SEC.

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

October 31, 2012	AmbiCom Holdings, Inc.

	By	/s/ John Hwang
John Hwang
Chief Executive Officer and Director (Principal Executive Officer)

	By	/s/ John Hwang
John Hwang
Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hwang	October 31, 2012
John Hwang	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John Hwang	October 31, 2012
John Hwang	Date
Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

/s/ Robert Radoff	October 31, 2012
Robert Radoff	Date
Director

