Form 10-K/A
period 2012-07-31
AMBICOM HOLDINGS, INC
filed 2012-11-14
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, $0.008 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  ☒

Aggregate market value of common stock held by non-affiliates of the Registrant as of October 31, 2012: $403,630. As of October 8, 2012, the registrant had 10,090,760 shares of common stock, par value $0.008 per share, issued and outstanding.

Documents Incorporated by Reference: None

Explanatory Note: The sole purpose of this Amendment to AmbiCom Holdings, Inc.’s Annually Report on Form 10-K for the fiscal year ended July 31, 2012, filed with the Securities and Exchange Commission on November 1, 2012 (the “Form 10-K”), is to provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL. No other changes have been made to the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Certification required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in AmbiCom Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012, filed with the Securities and Exchange Commission on November 1, 2012.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: November 13, 2012	/s/ John Hwang
Name: John Hwang
Title: Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John Hwang
Name: John Hwang
Title: Chief Financial Officer, Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* These exhibits were previously included or incorporated by reference in AmbiCom Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012, filed with the Securities and Exchange Commission on November 1, 2012.

** Filed herewith.