Form 10-Q
period 2012-10-31
AMBICOM HOLDINGS, INC
filed 2012-12-10
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Aggregate market value of common stock held by non-affiliates of the Registrant as of October 31, 2012: $403,630. As of October 31, 2012, the registrant had 10,090,760 shares of common stock, par value $0.008 per share, issued and outstanding.

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES	21

PART II OTHER INFORMATION	22

ITEM 1. LEGAL PROCEEDINGS	22

ITEM 1A. RISK FACTORS	22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. (REMOVED AND RESERVED)	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	23

SIGNATURES

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

2

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2012	2012
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$306,581	$249,327
Accounts receivable, net of allowance for doubtful accounts of $620 and $509 as of October 31, 2012, and July 31, 2012, respectively	319,933	215,921
Inventory, net of reserve balances of $21,842 and $41,192 as of October 31, 2012, and July 31, 2012, respectively	83,671	178,104
Prepaid expenses and other current assets	72,932	115,399
Total current assets	783,117	758,751

Property and equipment, net	19,735	20,313
Deposit	20,695	20,695
Total assets	$823,547	$799,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$52,937	$71,891
Accounts payable - other	53,163	71,339
Deferred revenue	516,004	595,004
Notes payable - current portion	40,000	55,000
Total current liabilities	662,104	793,234

Total liabilities	662,104	793,234

Commitment and contingency (Note 10)

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 10,090,760 and 9,790,760 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	80,724	78,323
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; 7,050,000 and 7,050,000 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	7,050	7,050
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,475 and 262,475 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	2,100	2,100
Additional paid in capital	11,407,352	11,401,458
Accumulated deficit	(11,335,783)	(11,482,406)
Total stockholders’ equity	161,443	6,525
	$823,547	$799,759

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2012	2011

Sales	$847,205	$148,947

Cost of sales	419,545	73,946

Gross profits	427,660	75,001

Operating Expenses
Depreciation	1,544	1,792
Professional fees	63,868	269,164
Selling and general expenses	215,626	296,480
Total operating expenses	281,038	567,436

Income (loss) from operations	146,622	(492,435)

Other income (expense)
Other income and expense, net	-	2,696
Interest income (expense), net	1	(3,093)
Net other income (expense)	1	(397)

Total income (loss) before income taxes	146,623	(492,832)

Income taxes	-	-

Net income (loss)	$146,623	$(492,832)

Net income (loss) per share - basic	$0.015	$(0.074)

Net income (loss) per share - diluted	$0.008	$(0.030)

Weighted average shares outstanding — basic	10,090,760	6,684,853

Weighted average shares outstanding — diluted	17,403,235	16,347,341

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED OCTOBER 31,

	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$146,623	$(492,832)
Net income items not affecting cash:
Depreciation and amortization	1,544	1,792
Stock-based compensation	2,294	2,858
Issuance of stock to board member for advisory services	6,000	-
Increase (reduction) in bad debt reserve	110	(2,256)
Decrease in reserve for inventory loss	(19,350)	(10,321)

Decrease / (Increase) in operating assets:
Accounts receivable	(104,122)	128,592
Inventory	113,784	37,207
Prepaid expense	42,467	3,891

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	(18,402)	3,627
Accrued payable - other	(18,728)	23,156
Unearned revenue	(79,000)	62,836

Net cash provided by (used in) operating activities	73,220	(241,450)

Cash flows from investing activities:
Capital expenditures	(966)	-

Net cash used in investing activities	(966)	-

Cash flows from financing activities:
Net payments on line of credit	-	(290,000)
Payments on notes payable	(15,000)	(15,000)
Issuance of stock to outside firms for services	-	225,001
Net cash used in financing activities	(15,000)	(79,999)

Net increase (decrease) in cash and cash equivalents	57,254	(321,449)
Cash and cash equivalents, beginning of period	249,327	524,512

Cash and cash equivalents, end of period	$306,581	$203,063

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$-	$3,093

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

Details of the Company’s subsidiary as of October 31, 2012 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

E-Care USA, Inc.	Nevada March 15, 2011	Wholly-owned subsidiary of AmbiCom Holdings, Inc.	Designer and developer of wireless home medical devices

Inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States for financial information. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the periods presented.

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $620 as of October 31, 2012 and $509 as of July 31, 2012, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of October 31, 2012 and July 31, 2012, the value of the inventory reserve was $21,842 and $41,192, respectively.

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

h) Revenue Recognition - The majority of the Company's product revenues are recognized upon shipment or delivery and acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured. For merchandise products, the Company recognizes revenue upon shipment of products, when title is passed and the amount collectible can reasonably be determined. All amounts billed to a customer related to shipping and handling are classified as revenue, while all costs incurred by the Company for shipping and handling are classified as selling expenses. For non-recurring engineering (“NRE”) projects, revenue is recognized for the deliverable portions that meet the revenue recognition criteria that persuasive evidence that an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

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

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	October 31, 2012		July 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	306,581	306,581	249,327	249,327
Accounts receivable	319,933	319,933	215,921	215,921

Financial liabilities:
Accounts payable and accrued liabilities	52,937	52,937	71,891	71,891
Notes payable	40,000	39,726	55,000	54,045

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at:

		Fair value measurements at reporting date using
	October 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	40,000			39,726

		Fair value measurements at reporting date using
	July 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	55,000			54,045

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk. The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of October 31, 2012 and July 31, 2012, management does not believe they are exposed to any significant risk on their cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

Two customers accounted for $243,276 (76%) and $75,000 (23%) of receivables at October 31, 2012 while two customers accounted for $150,000 (69%) and $60,800 (28%) as of July 31, 2012.

Two customers accounted for $478,876 (57%) and $300,000 (35%) of revenue for the three months ended October 31, 2012 and two customers accounted for $91,921 (62%) and $26,328 (18%) of revenue for the three months ended October 31, 2011.

Three vendors accounted for $20,350 (38%), $16,675 (32%), and $7,973 (15%) of accounts payable as of October 31, 2012 and three vendors accounted for $30,000 (42%), $13,973 (20%), and $11,048 (16%) of accounts payable as of July 31, 2012.

One vendor accounted for $306,000 (95%) of the purchases for the three months ended October 31, 2012, and two vendors accounted for $39,000 (80%) and $10,000 (20%) of the purchases for the three months ended October 31, 2011.

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $306,581 and $249,327 at October 31, 2012 and July 31, 2012, respectively. Our working capital was a positive balance of $121,013 and a negative balance of $34,483 at October 31, 2012 and July 31, 2012, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. There were 7,050,000 shares of Series A outstanding as of October 31, 2012. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.

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

There were 262,475 shares of Series B outstanding as of October 31, 2012.

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

Options

As of the date of the Exchange, there were fully vested options outstanding to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock, both at a purchase price of $0.01 per share as well as 7,050,000 shares of Series A Preferred Stock as part of the Exchange.  On April 27, 2010 the Board granted a non cash bonus to Mr. Kenneth Cheng of $55,000 upon receipt of which, all 5,500,000 options for Common Stock were exercised. On July 20, 2011, Mr. Kenneth Cheng exercised all 2,350,000 options for Series A Preferred Stock. On June 1, 2011, all 7,050,000 shares for Series A Preferred Stock were issued to Mr. John Hwang as part of the Exchange agreement.

As of October 31, 2012, there were options issued and outstanding for the purchase of 360,667 shares of Common Stock.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $1,339 for the three months ended October 31, 2012 in connection with the issuance and vesting of these options.

On May 1, 2012, 250,000 options were granted to two employees at an exercise price of $0.09 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $733 for the three months ended October 31, 2012 in connection with the issuance and vesting of these options.

On September 1, 2012, 75,000 options were granted to two employees at an exercise price of $0.03 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $222 for the three months ended October 31, 2012 in connection with the issuance and vesting of these options. At October 31, 2012, 1,112,778 options remain available for future grant under the Plan.

As of October 31, 2012, there were 360,667 options issued and outstanding under the terms of the 2010 Plan.

Common Stock

In September 2011, the Company Amended and Restated its Articles of Incorporation decreasing authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. Before the amendment, there were 52,577,445 shares outstanding as of July 31, 2011. After the amendment, there were 10,090,760 shares and 9,790,760 shares outstanding as of October 31, 2012 and July 31, 2012, respectively.

NOTE 5 –Gain on Settlement

Litigation settlement

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of October 31, 2012, the Company has paid $520,000 towards the settlement. The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2013	40,000

Total	$40,000

NOTE 6 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended October 31, 2012 and 2011 was $1,544 and $1,792, respectively.

	October 31, 2012	July 31, 2012
Furniture and fixture	$27,635	$27,635
Machinery and equipment	26,195	25,229
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
	419,232	418,266
Accumulated depreciation	(399,497)	(397,953)
Property and equipment, net	$19,735	$20,313

NOTE 7 – Revolving Line of Credit

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

As of July 2012, the Company chose not to renew this credit line and did not have a balance as of October 31, 2012.

The Company incurred interest income net of expenses of $1 for the three months ended October 31, 2012. The Company incurred interest expenses of $3,093 during the three months ended October 31, 2011.

NOTE 8 - Notes Payable

Notes payable, which are unsecured, consist of the following as of October 31, 2012 and July 31, 2012:

Notes Payable Consist of the Following at:

	October 31, 2012	July 31, 2012
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$40,000	$55,000

Total notes payable	40,000	55,000

Less current portion
Due to third party	40,000	55,000
	40,000	55,000

Long-term notes payable	$-	$-

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

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2012. There have been no material changes in unrecognized tax benefits at October 31, 2012.

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

The Company did not make any provision for income taxes in the three months ended October 31, 2012. Our effective tax rate takes into consideration federal and state minimum tax rates, foreign taxes and net operating loss (“NOL”) carry-forwards.

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

NOTE 10 – Commitments and Contingencies

The Company leases its office and warehouse. The Company signed a new lease for its office and warehouse effective March 1, 2011 at a new location. The maturity date for the lease is May 2016. The minimum rental commitments under the lease are as follows:

Year Ending July 31:
2013	41,499
2014	56,570
2015	58,007
2016	49,537

Total	$205,613

.

The rent expense for the three months ended October 31, 2012 and 2011 was $13,419 and $15,194, respectively.

NOTE 11 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined there were no reportable subsequent events.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended October 31,
	2012	2011

Sales	100.0%	100.0%

Cost of sales	49.5%	49.6%

Gross profits	50.5%	50.4%

Operating Expenses
Depreciation	0.2%	1.2%
Professional fees	7.5%	180.7%
Selling and general expenses	25.5%	199.1%
Total operating expenses	33.2%	381.0%

Income (loss) from operations	17.3%	-330.6%

Other income (expense)
Other income and expense, net	0.0%	1.8%
Interest expense, net	0.0%	-2.1%
Net other income (expense)	0.0%	-0.3%

Total income (loss) before income taxes	17.3%	-330.9%

Income taxes	0.0%	0.0%

Net income (loss)	17.3%	-330.9%

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Total revenue for the three months ended October 31, 2012 and 2011 is summarized in the following table:

Three Months Ended October 31,
2012	2011	Change in Dollars	Change in Percent

$847,205	$148,947	$698,258	469%

Our sales increased 469% in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. This increase was the result of increased demand by customers for some of the Company’s newer digital memory cards that are just being introduced. We expect revenue from these cards to continue to increase along with growth from other products including the Company’s secure digital input-output (SDIO) card once it becomes available as well as continued growth from wireless home medical devices for the retail market including our solar toothbrushes that utilize LED light technology.

Customer Concentration Information

Two customers accounted for more than 10% of total revenue for the three months ended October 31, 2012, and two customers accounted for more than 10% for the three months ended October 31, 2011.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our NRE projects. Our cost of sales for the three months ended October 31, 2012 and 2011 are summarized in the following table:

Three Months Ended October 31,
2012	2011	Change in Dollars	Change in Percent

$419,545	$73,946	$345,599	467%

Our cost of sales increased by 467% in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. The increase in cost of sales matched the increase in revenue for the period.

Gross Profit & Gross Margin

Our gross profit increased by 470% from $75,001 in the three months ended October 31, 2011 to $427,660 in the three months ended October 31, 2012. The increase in gross profit matched the increases in revenue and cost of sales. Our gross margin will continue to be affected by a variety of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices on sales of our products, the stages of our product life cycle, and the introduction of new products.

Operating Expenses

Three Months Ended October 31,
2012	2011	Change in Dollars	Change in Percent

$281,038	$567,436	$(286,398)	-50%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses. Overall operating expenses decreased by $286,398 for the three months ended October 31, 2012 compared to the same period in 2011, a decrease of 50%.

Depreciation expense was $1,544 for the three months ended October 31, 2012 and $1,792 for the three months ended October 31, 2011. Our depreciation rate policy remained unchanged. The decrease was due some fixed assets becoming full depreciated during the year.

Our professional fees decreased to $63,868 in the three months ended October 31, 2012 from $269,164 in the three months ended October 31, 2011. Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010. The majority of the decrease in professional fees for the three months ended October 31, 2012 was due to reductions in consulting expenses.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our selling, general and administrative expenses decreased by $80,854 or 27% to $215,626 in the three months ended October 31, 2012 from $296,480 in the three months ended October 31, 2011.

The decrease was mainly due to decreases in R&D expenditures, salary and headcount which were partly offset by the increased public relations fees.

Income (Loss) from Operations

Income (loss) from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit. Our income (loss) from operations increased from a loss of $492,435 in the three months ended October 31, 2011 to a net income of $146,622 in the three months ended October 31, 2012, with increases in revenue and gross profit accompanied by decreases in selling, general and administrative expenses and professional fees.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges. We did not have other income and expenses, net, for the three months ended October 31, 2012 compared to a net other income of $2,696 for the three months ended October 31, 2011.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2012 and 2011 was 42.8%. We made no provisions for income taxes in either the first three months of 2012 or 2011 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income (Loss)

Net income (loss) for the three months ended October 31, 2012 and 2011 is summarized in the following table:

Three Months Ended October 31,
2012	2011	Change in Dollars	Change in Percent

$146,623	$(492,832)	$639,455	130%

For the three months ended October 31, 2012, net income was $146,623, an increase of 130% compared to the three months ended October 31, 2011 net loss of $492,832. The increase in net income for the three months ended October 31, 2012 was due to increased revenue accompanied by decreases in selling and general expenses and professional fees mainly from decreases in salary and headcount and decreased usage of outside services.

Capital Resources and Liquidity

Cash and cash equivalents were $306,581 at October 31, 2012 and $249,327 at July 31, 2012. The net increase in cash over the period was mainly due to the increased sales volume accompanied with reductions in selling and general expenses and professional fees. Our total current assets increased 3% to $783,117 at October 31, 2012 from $758,751 at July 31, 2012 while our current liabilities decreased by 17% to $662,104 at October 31, 2012 from $793,234 at July 31, 2012. Total working capital increased to $121,013 at October 31, 2012 compared to a negative working capital of $34,483 at July 31, 2012, an increase of $155,496.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended July 31, 2012, which was filed with the Securities and Exchange Commission on November 1, 2012.

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since July 31, 2012.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of October 31, 2012, the Company has paid $520,000 towards the settlement. The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:
2013	40,000

Total	$40,000

The Company is not a party and its property is not subject to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2012 the Company entered into a consulting agreement with one of its directors, Robert Radoff, for consulting services in exchange for 300,000 shares of restricted common stock.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

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

Date: December 10, 2012	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer, Chief Financial Officer, Principal Financial and Accounting Officer, and Director (Principal Executive Officer)

