Form 10-Q/A
period 2012-10-31
AMBICOM HOLDINGS, INC
filed 2012-12-17
CIK 1444310

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

Explanatory Note: The sole purpose of this Amendment No 1. to AmbiCom Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 10, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

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

*  These exhibits were previously included or incorporated by reference in AmbiCom Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2012, filed with the Securities and Exchange Commission on December 10, 2012.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 17, 2012	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: December 17, 2012	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certificate of Chief Executive and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in AmbiCom Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2012, filed with the Securities and Exchange Commission on December 10, 2012.

**  Filed herewith.