Form 10-Q
period 2013-01-31
AMBICOM HOLDINGS, INC
filed 2013-03-07
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Aggregate market value of common stock held by non-affiliates of the Registrant as of March 5, 2013: $863,261. As of March 5, 2013, the registrant had 10,790,760 shares of common stock, par value $0.008 per share, issued and outstanding.

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION	4

ITEM 1. FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES	21

PART II OTHER INFORMATION	22

ITEM 1. LEGAL PROCEEDINGS	22

ITEM 1A. RISK FACTORS	22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. (REMOVED AND RESERVED)	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	22

SIGNATURES

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

2

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
ASSETS	2013	2012
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$693,780	$249,327
Accounts receivable, net of allowance for doubtful accounts of $26 and $509 as of January 31, 2013, and July 31, 2012, respectively	111,058	215,921
Inventory, net of reserve balances of $20,591 and $41,192 as of January 31, 2013, and July 31, 2012, respectively	135,038	178,104
Prepaid expenses and other current assets	107,703	115,399
Total current assets	1,047,579	758,751

Property and equipment, net	18,159	20,313
Deposit	20,695	20,695
Total assets	$1,086,433	$799,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$103,457	$71,891
Accounts payable - other	57,810	71,339
Deferred revenue	567,998	595,004
Notes payable - current portion	25,000	55,000
Total current liabilities	754,265	793,234

Total liabilities	754,265	793,234

Commitment and contingency (Note 9)

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 10,790,760 and 9,790,760 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	86,323	78,323
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; 7,050,000 and 7,050,000 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	7,050	7,050
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,475 and 262,475 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	2,100	2,100
Additional paid in capital	11,418,158	11,401,458
Accumulated deficit	(11,181,463)	(11,482,406)
Total stockholders’ equity	332,168	6,525
	$1,086,433	$799,759

 The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012

Sales	$785,717	$458,813	$1,632,921	$607,760

Cost of sales	337,825	189,763	757,370	263,709

Gross profits	447,892	269,050	875,551	344,051

Operating Expenses
Depreciation	1,576	1,602	3,120	3,393
Professional fees	76,005	59,410	139,873	328,574
Selling and general expenses	215,990	247,424	431,617	543,904
Total operating expenses	293,571	308,436	574,610	875,871

Income (loss) from operations	154,321	(39,386)	300,941	(531,820)

Other income (expense)
Other income and expense, net	-	-	-	2,696
Interest income (expense), net	1	9	2	(3,084)
Net other income (expense)	1	9	2	(388)

Total income (loss) before income taxes	154,322	(39,377)	300,943	(532,208)

Income taxes	-	-	-	-

Net income (loss)	$154,322	$(39,377)	$300,943	$(532,208)

Net income (loss) per share - basic	$0.015	$(0.006)	$0.029	$(0.078)

Net income (loss) per share - diluted	$0.009	$(0.002)	$0.017	$(0.032)

Weighted average shares outstanding — basic	10,590,760	7,010,000	10,233,617	6,799,202

Weighted average shares outstanding — diluted	17,903,235	16,672,488	17,546,092	16,461,690

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JANUARY 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$300,943	$(532,208)
Net income items not affecting cash:
Depreciation and amortization	3,120	3,393
Stock-based compensation	4,700	5,413
Issuance of stock to board member for advisory services	20,000	-
Increase (reduction) in bad debt reserve	110	(2,256)
Decrease in reserve for inventory loss	(19,350)	(10,321)

Decrease / (Increase) in operating assets:
Accounts receivable	104,752	(40,478)
Inventory	62,417	112,804
Prepaid expense	7,697	16,904

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	32,118	29,502
Accrued payable - other	(14,081)	38,819
Unearned revenue	(27,007)	154,956

Net cash provided by (used in) operating activities	475,419	(223,472)

Cash flows from investing activities:
Capital expenditures	(966)	-

Net cash used in investing activities	(966)	-

Cash flows from financing activities:
Net payments on line of credit	-	(290,000)
Payments on notes payable	(30,000)	(30,000)
Issuance of stock to outside firms for services	-	244,501
Net cash used in financing activities	(30,000)	(75,499)

Net increase (decrease) in cash and cash equivalents	444,453	(298,971)
Cash and cash equivalents, beginning of period	249,327	524,512

Cash and cash equivalents, end of period	$693,780	$225,541

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$-	$3,084

 The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS.

FOR INTERIM, COMPARISON IS MADE TO BOTH 07/31/12 AND 1/31/13(UNAUDITED)

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

On January 15, 2010, Med Control, Inc. (the “Registrant”) authorized an amendment to its Articles of Incorporation (the “Amendment”) to change the Registrant’s name to AmbiCom Holdings, Inc., to increase the number of its authorized shares of capital stock from 75,000,000 to 1,050,000,000 shares of which 1,000,000,000 were designated common stock and 50,000,000 were designated preferred stock, par value $0.001 per share (the “Preferred Stock”) and to effect a forward-split such that 131.2335958 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”).

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

Details of the Company’s subsidiary as of January 31, 2013 are as follows:

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $26 as of January 31, 2013 and $509 as of July 31, 2012, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of January 31, 2013 and July 31, 2012, the value of the inventory reserve was $20,591 and $41,192, respectively.

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

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	January 31, 2013		July 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	693,780	693,780	249,327	249,327
Accounts receivable	111,058	111,058	215,921	215,921

Financial liabilities:
Accounts payable and accrued liabilities	103,457	103,457	71,891	71,891
Notes payable	25,000	24,807	55,000	54,045

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at:

		Fair value measurements at reporting date using
	January 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	25,000			24,806

		Fair value measurements at reporting date using
	July 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	55,000			54,045

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk. The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of January 31, 2013 and July 31, 2012, management does not believe they are exposed to any significant risk on their cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, they are seeking to capture more business from other targeted medical device companies.

One customer accounted for $107,996 (97%) of receivables on January 31, 2013 while two customers accounted for $150,000 (69%) and $60,800 (28%) as of July 31, 2012.

Two customers accounted for $554,724 (71%) and $174,900 (22%) of revenue for the three months ended January 31, 2013 and two customers accounted for $216,600 (47%) and $195,780 (43%) of revenue for the three months ended January 31, 2012. Three customers accounted for $1,010,724 (62%), $300,000 (18%), and $174,900 (11%) of the revenues for the six months ended January 31, 2013 and three customers accounted for $216,600 (36%), $202,530 (33%), and $91,921 (15%) of the revenues for the six months ended January 31, 2012, respectively.

Three vendors accounted for $40,000 (39%), $28,764 (28%), and $15,531 (15%) of accounts payable as of January 31, 2013 and three vendors accounted for $30,000 (42%), $13,973 (20%), and $11,048 (16%) of accounts payable as of July 31, 2012, respectively.

One vendor accounted for $374,724 (97%) of the purchases for the three months ended January 31, 2013, and one vendor accounted for $94,338 (78%) of the purchases for the three months ended January 31, 2012. One vendor accounted for $680,724 (96%) of the purchases for the six months ended January 31, 2013, and three vendors accounted for $94,338 (56%), $39,000 (23%), and $20,000 (12%) of the purchases for the six months ended January 31, 2012, respectively.

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $693,780 and $249,327 at January 31, 2013 and July 31, 2012, respectively. Our working capital was a positive balance of $293,314 and a negative balance of $34,483 at January 31, 2013 and July 31, 2012, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. For the year-ended July 31, 2012, 7,050,000 shares of Series A were issued and outstanding. There are currently 7,050,000 shares of Series A outstanding as of January 31, 2013. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.

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

For the year-ended July 31, 2012, there were 262,475 shares of Series B Convertible Preferred Stock outstanding. There are currently 262,475 shares of Series B outstanding as of January 31, 2013.

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

As of January 31, 2013, there were options issued and outstanding for the purchases of 360,667 shares of Common Stock.

2010 Equity Incentive Plan

On January 15, 2010, our Board and Stockholders approved and adopted the 2010 Equity Incentive Plan (the “2010 Plan”). A copy of the 2010 Plan was attached as Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2010.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $1,339 for the three months ended January 31, 2013 and $2,676 for the six months ended January 31, 2013 in connection with the issuance and vesting of these options.

On May 1, 2012, 250,000 options were granted to two employees at an exercise price of $0.09 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $733 for the three months ended January 31, 2013 and $1,466 for the six months ended January 31, 2013 in connection with the issuance and vesting of these options.

On September 1, 2012, 75,000 options were granted to two employees at an exercise price of $0.03 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $336 for the three months ended January 31, 2013 and $560 for the six months ended January 31, 2013 in connection with the issuance and vesting of these options. At January 31, 2013, 1,112,778 options remain available for future grant under the Plan.

As of January 31, 2013, there were 360,667 options issued and outstanding under the terms of the 2010 Plan.

Common Stock

In September 2011, the Company Amended and Restated its Articles of Incorporation decreasing authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. Before the amendment, there were 52,577,445 shares outstanding as of July 31, 2011. After the amendment, there were 10,790,760 shares and 9,790,760 shares outstanding as of January 31, 2013 and July 31, 2012, respectively.

NOTE 5 –Gain on Settlement

Litigation settlement

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of January 31, 2013, the Company has paid $535,000 towards the settlement. The remaining minimum payments due under the settlement are as follows:

Year Ending July 31:

2013	25,000

Total	$25,000

NOTE 6 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended January 31, 2013 and 2012 was $1,576 and $1,602, respectively. Depreciation expense for the six months ended January 31, 2013 and 2012 was $3,120 and $3,393, respectively.

	January 31, 2013	July 31, 2012
Furniture and fixture	$27,634	$27,635
Machinery and equipment	26,196	25,229
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
	419,232	418,266
Accumulated depreciation	(401,073)	(397,953)
Property and equipment, net	$18,159	$20,313

NOTE 7 - Notes Payable

Notes payable, which are unsecured, consist of the following as of January 31, 2013 and July 31, 2012:

Notes Payable Consist of the Following at:

	January 31, 2013	July 31, 2012
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$25,000	$55,000

Total notes payable	25,000	55,000

Less current portion
Due to third party	25,000	55,000
	25,000	55,000

Long-term notes payable	$-	$-

NOTE 8 – Income Taxes

The consolidated income tax expenses for the years ended July 31, 2012 and 2011 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ended July 31, 2012 and 2011, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2012. There have been no material changes in unrecognized tax benefits on January 31, 2013.

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

The Company did not make any provision for income taxes in the three months ended January 31, 2013. Our effective tax rate take into consideration federal and state minimum tax rates, foreign taxes and net operating loss (“NOL”) carry-forwards.

The Company has accumulated NOLs of $1,940,000, which, if unutilized, will begin to expire in 2018. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance since there is no assurance that we will be able to utilize these NOLs. Details of future income tax assets are as follows:

NOTE 9 – Commitments and Contingencies

The Company leases its office and warehouse. The Company signed a new lease for its office and warehouse effective March 1, 2011 at a new location. The maturity date for the lease is May 2016. The minimum rental commitments under the lease are as follows:

Year Ending July 31:

2013	27,866
2014	56,570
2015	58,007
2016	49,537

Total	$191,980

The rent expense for the three months ended January 31, 2013 and 2012 was $13,419 and $14,010, respectively. The rent expense for the six months ended January 31, 2013 and 2012 was $26,837 and $29,204, respectively.

NOTE 10 – Subsequent Events

Management of the Company has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine whether they must be reported. Management determined there were no subsequent events to disclose.

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

Overview

AmbiCom is a designer and developer of wireless products focusing on Wi-Fi and Bluetooth® applications for the medical and healthcare industry. AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target original equipment manufacturer (“OEM”) markets including a new secure digital input output (“SDIO”) card to be sold to its OEM customers. The Company believes that there are unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service. AmbiCom is also designing and developing wireless home medical devices for non-healthcare applications for the retail market that will be introduced during the next fiscal year which includes solar toothbrushes in general that utilize LED light technology. The Company will also continue to expand on its non-recurring engineering (NRE) project.

On August 9, 2012 the Company entered into a consulting agreement with one of its directors, Robert Radoff, for consulting services in exchange for 300,000 shares of restricted common stock.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	43.0%	41.4%	46.4%	43.4%

Gross profits	57.0%	58.6%	53.6%	56.6%

Operating Expenses
Depreciation	0.2%	0.3%	0.2%	0.6%
Professional fees	9.7%	12.9%	8.6%	54.1%
Selling and general expenses	27.5%	53.9%	46.4%	89.5%
Total operating expenses	37.4%	67.1%	55.2%	144.2%

Income (loss) from operations	19.6%	-8.5%	-1.6%	-87.6%

Other income (expense)
Other income and expense, net	0.0%	0.0%	0.0%	0.4%
Interest expense, net	0.0%	0.0%	0.0%	-0.5%
Net other income (expense)	0.0%	0.0%	0.0%	-0.1%

Total income (loss) before income taxes	19.6%	-8.5%	-1.6%	-87.7%

Income taxes	0.0%	0.0%	0.0%	0.0%

Net income (loss)	19.6%	-8.5%	-1.6%	-87.7%

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Total revenue for the three and six months ended January 31, 2013 and 2012 is summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2013	2012	Change in Dollars	Change in Percent	2013	2012	Change in Dollars	Change in Percent

$785,717	$458,813	$326,904	71%	$1,632,921	$607,760	$1,025,161	169%

Our sales increased by 71% in the three months ended January 31, 2013 compared to the three months ended January 31, 2012. Our sales increased by 169% in the six months ended January 31, 2013 compared to the six months ended January 31, 2012. This increase was the result of increased demand by customers for some of the Company’s newer cards that are just being introduced. We expect revenue from these cards to continue to increase along with growth from other products including the Company’s SDIO card once it becomes available as well as continued growth from wireless home medical devices for the retail market including our solar toothbrushes that utilize LED light technology.

Customer Concentration Information

Two customers accounted for more than 90% of total revenue for the three months ended January 31, 2013, and two customers accounted for more than 60% of total revenue for the three months ended January 31, 2012. Three customers accounted for more than 90% of total revenue for the six months ended January 31, 2013, and three customers accounted for more than 80% of total revenue for the six months ended January 31, 2012.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our NRE projects. Our cost of sales for the three and six months ended January 31, 2013 and 2012 are summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2013	2012	Change in Dollars	Change in Percent	2013	2012	Change in Dollars	Change in Percent

$337,825	$189,763	$148,062	78%	$757,370	$263,709	$493,661	187%

Our cost of sales increased by 78% in the three months ended January 31, 2013 compared to the three months ended October 31, 2011. Our cost of sales increased by 187% in the six months ended January 31, 2013 compared to the six months ended January 31, 2012. The increase in cost of sales matched the increase in revenue for the period.

Gross Profit & Gross Margin

Our gross profit increased by 66% from $269,050 in the three months ended January 31, 2012 to $447,892 in the three months ended January 31, 2013. Our gross profit increased by 154% from $344,051 in the six months ended January 31, 2012 to $875,551 in the six months ended January 31, 2013. The increase in gross profit matched the increases in revenue and cost of sales. Our gross margin will continue to be affected by a variety of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices on sales of our products, the stages of our product life cycle, and the introduction of new products.

Operating Expenses

Three Months Ended January 31,				Six Months Ended January 31,
2013	2012	Change in Dollars	Change in Percent	2013	2012	Change in Dollars	Change in Percent

$293,571	$308,436	$(14,865)	-5%	$574,610	$875,871	$(301,261)	-34%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses. Overall operating expenses decreased by $14,865 for the three months ended January 31, 2013 from the comparable period in 2012, a decrease of 5%. Operating expenses decreased by $301,261 for the six months ended January 31, 2013 compared to January 31, 2012, a decrease of 34%.

Depreciation expense was $1,576 for the three months ended January 31, 2013 and $1,602 for the three months ended January 31, 2012. Depreciation expense was $3,120 for the six months ended January 31, 2013 and $3,393 for the six months ended January 31, 2012.Our depreciation rate policy remained unchanged. The decrease was due some fixed assets becoming full depreciated during the year.

Our professional fees decreased to $76,005 in the three months ended January 31, 2013 from $59,410 in the three months ended January 31, 2012. Our professional fees decreased to $139,873 in the six months ended January 31, 2013 from $328,574 in the six months ended January 31, 2012. Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010. The majority of the decrease in professional fees for the three and six months ended January 31, 2013 was due to reductions in consulting expenses.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our selling, general and administrative expenses decreased by $31,434 or 13% to $215,990 in the three months ended January 31, 2013 from $247,424 in the three months ended January 31, 2012. Selling, general and administrative expenses decreased by $112,287 or 21% to $431,617 for the six months ended January 31, 2013 from $543,904 for the six months ended January 31, 2012.

The decrease was mainly due to decreases in R&D expenditures, salary and headcount which were partly offset by the increased public relations fees.

Income (Loss) from Operations

Income (loss) from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit. Our income (loss) from operations increased from a loss of $39,377 in the three months ended January 31, 2012 to a net income of $154,322 in the three months ended January 31, 2013, with increases in revenue and gross profit accompanied by decreases in selling, general and administrative expenses and professional fees. Our income (loss) from operations increased from a loss of $532,208 in the six months ended January 31, 2012 to a net income of $300,943 in the six months ended January 31, 2013, with increases in revenue and gross profit accompanied by decreases in selling, general and administrative expenses and professional fees.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges. Other income and expenses, net, was a net income of $1 for the three months ended January 31, 2013 compared to a net income of $9 for the three months ended January 31, 2012. Other income and expenses, net, was a net income of $2 for the six months ended January 31, 2013 compared to a net expense of $388 for the six months ended January 31, 2012.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2012 and 2011 was 42.8%. We made no provisions for income taxes in either the first three months of 2012 or 2011 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income (Loss)

Net income (loss) for the three months ended January 31, 2013 and 2012 is summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2013	2012	Change in Dollars	Change in Percent	2013	2012	Change in Dollars	Change in Percent

$154,322	$(39,377)	$193,699	492%	$300,943	$(532,208)	$833,151	157%

For the three months ended January 31, 2013, net income was $154,322, an increase of 492% compared to the three months ended January 31, 2012 net loss of $39,377. For the six months ended January 31, 2013, net income was $300,943, an increase of 157% compared to the six months ended January 31, 2012 net loss of $532,208. The increase in net income for the three months ended January 31, 2013 was due to increased revenue accompanied by decreases in selling and general expenses and professional fees mainly from decreases in salary and headcount and decreased usage of outside services.

Capital Resources and Liquidity

Cash and cash equivalents were $693,780 at January 31, 2013 and $249,327 at July 31, 2012. The net increase in cash over the period was mainly due to the increased sales volume accompanied with reductions in selling and general expenses and professional fees. Our total current assets increased 38% to $1,047,579 at January 31, 2013 from $758,751 at July 31, 2012 while our current liabilities decreased by 5% to $754,265 at January 31, 2013 from $793,234 at July 31, 2012. Total working capital increased to $293,314 at January 31, 2013 compared to a negative working capital of $34,483 at July 31, 2012, an increase of $327,797.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of January 31, 2013, the Company has paid $535,000 towards the settlement. The remaining minimum payment due under the settlement is in the amount of $25,000 and is due on July 31, 2013.

The Company is not a party and its property is not subject to any other material pending legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Information

Not applicable

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of AmbiCom Holdings, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2013	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

