Form 10-Q
period 2013-04-30
AMBICOM HOLDINGS, INC
filed 2013-06-06
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of June 6, 2013, the registrant had 10,806,520 shares of common stock, par value $0.008 per share, issued and outstanding.

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

SIGNATURES

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Condensed Consolidated Balance Sheets as of April 30, 2013 (Unaudited) and July 31, 2012 (Audited)	4

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2013 and 2012 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended April 30, 2013 and 2012 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended April 30, 2013 and 2012 (Unaudited). For Interim, Comparison is Made to Both July 31, 2012 and April 30, 2013 (Unaudited)	7

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$688,301	$249,327
Accounts receivable, net of allowance for doubtful accounts of $26 and $509 as of April 30, 2013, and July 31, 2012, respectively	(818)	215,921
Inventory, net of reserve balances of $13,475 and $41,192 as of April 30, 2013, and July 31, 2012, respectively	81,054	178,104
Prepaid expenses and other current assets	144,611	115,399
Total current assets	913,148	758,751

Property and equipment, net	16,690	20,313
Deposit	20,695	20,695
Total assets	$950,533	$799,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$99,551	$71,891
Accounts payable - other	48,810	71,339
Deferred revenue	380,000	595,004
Notes payable - current portion	-	55,000
Total current liabilities	528,361	793,234

Total liabilities	528,361	793,234

Commitment and contingency (Note 9)

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 10,806,520and 9,790,760 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	86,450	78,323
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; 7,050,000 and 7,050,000 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	7,050	7,050
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,475 and 262,475 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	2,100	2,100
Additional paid in capital	11,420,564	11,401,458
Accumulated deficit	(11,093,992)	(11,482,406)
Total stockholders’ equity	422,172	6,525
	$950,533	$799,759

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012

Sales	$698,570	$458,040	$2,331,492	$1,065,801

Cost of sales	312,208	161,586	1,070,312	425,295

Gross profits	386,362	296,454	1,261,180	640,506

Operating Expenses
Depreciation	1,578	1,496	4,698	4,890
Professional fees	36,385	78,185	176,259	406,759
Selling and general expenses	261,804	197,904	692,686	741,808
Total operating expenses	299,767	277,585	873,643	1,153,457

Income (loss) from operations	86,595	18,869	387,537	(512,951)

Other income (expense)
Other income and expense, net	-	-	-	2,696
Interest income (expense), net	1	1	3	(3,083)

Net other income (expense)	1	1	3	(387)

Total income (loss) before income taxes	86,596	18,870	387,540	(513,338)

Income taxes	-	-	-	-

Net income (loss)	$86,596	$18,870	$387,540	$(513,338)

Net income (loss) per share - basic	$0.008	$0.003	$0.037	$(0.075)

Net income (loss) per share - diluted	$0.005	$0.001	$0.022	$(0.031)

Weighted average shares outstanding — basic	10,806,520	7,010,000	10,366,195	6,799,202

Weighted average shares outstanding — diluted	18,118,995	16,672,488	17,678,670	16,461,690

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED APRIL 30,

	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$387,540	$(513,338)
Net income items not affecting cash:
Depreciation and amortization	4,698	4,890
Stock-based compensation	7,106	7,055
Issuance of stock to board member for advisory services	20,000	-
Increase (reduction) in bad debt reserve	483	471
Decrease in reserve for inventory loss	7,754	45,974

Decrease / (Increase) in operating assets:
Accounts receivable	216,255	(21,108)
Inventory	89,296	31,658
Prepaid expense	(29,212)	(51,984)

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	28,211	35,561
Accrued payable - other	(23,080)	54,984
Unearned revenue	(215,004)	72,818

Net cash provided by (used in) operating activities	494,047	(333,019)

Cash flows from investing activities:
Capital expenditures	(1,075)	-

Net cash used in investing activities	(1,075)	-

Cash flows from financing activities:
Net payments on line of credit	-	(290,000)
Payments on notes payable	(54,000)	(45,000)
Issuance of stock to outside firms for services	-	275,100
Net cash used in financing activities	(54,000)	(59,900)

Net increase (decrease) in cash and cash equivalents	438,974	(392,919)
Cash and cash equivalents, beginning of period	249,327	524,512

Cash and cash equivalents, end of period	$688,301	$131,593

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$-	$3,083

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

NOTE TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS.

FOR INTERIM, COMPARISON IS MADE TO BOTH 07/31/12 AND 4/30/13(UNAUDITED)

NOTE 1 – Organization and Principal Activities

AmbiCom Holdings, Inc. (“AmbiCom Holdings” or the “Company”) was incorporated as Med Control, Inc. (“Med Control”) under the laws of the State of Nevada on July 1, 2008. Med Control was a development stage enterprise until January 15, 2010. All of Med Control’s activities prior to January 15, 2010 related to its organization, initial funding and share issuances. On January 15, 2010, Med Control Inc. changed its name to AmbiCom Holdings, Inc.

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

Details of the Company’s subsidiary as of April 30, 2013 are as follows:

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $26 as of April 30, 2013 and $509 as of July 31, 2012, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of April 30, 2013 and July 31, 2012, the value of the inventory reserve was $13,475 and $41,192, respectively.

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

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	April 30, 2013		July 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	688,301	688,301	249,327	249,327
Accounts receivable	(818)	(818)	215,921	215,921

Financial liabilities:
Accounts payable and accrued liabilities	99,551	99,551	71,891	71,891
Notes payable	0	0	55,000	54,045

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at:

		Fair value measurements at reporting date using
	April 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	0			0

		Fair value measurements at reporting date using
	July 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	55,000			54,045

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk. The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of April 30, 2013 and July 31, 2012, management does not believe they are exposed to any significant risk on their cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, they are seeking to capture more business from other targeted medical device companies.

One customer accounted for $1,099 (57%) of receivables on April 30, 2013 while two customers accounted for $150,000 (69%) and $60,800 (28%) as of July 31, 2012.

Two customers accounted for $418,000 (60%) and $198,000 (28%) of revenue for the three months ended April 30, 2013 and one customer accounted for $368,128 (80%) of revenue for the three months ended April 30, 2012. Two customers accounted for $1,428,724 (61%) and $300,000 (13%) of the revenues for the nine months ended April 30, 2013 and three customers accounted for $460,049 (43%), $247,000 (23%), and $202,530 (19%) of the revenues for the nine months ended April 30, 2012, respectively.

Three vendors accounted for $47,200 (47%), $30,000 (30%), and $13,200 (13%) of accounts payable as of April 30, 2013 and three vendors accounted for $30,000 (42%), $13,973 (20%), and $11,048 (16%) of accounts payable as of July 31, 2012, respectively.

Three vendors accounted for $158,485 (52%), $83,800 (28%), and $47,200 (16%) of the purchases for the three months ended April 30, 2013, and four vendors accounted for $78,600 (34%), $76,772 (33%), $49,735 (21%), and $27,180 (12%) of the purchases for the three months ended April 30, 2012. One vendor accounted for $839,209 (83%) of the purchases for the nine months ended April 30, 2013, and four vendors accounted for $121,518 (30%), $78,600 (20%), $76,772 (19%) and $69,735 (17%) of the purchases for the nine months ended April 30, 2012, respectively.

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $688,301 and $249,327 at April 30, 2013 and July 31, 2012, respectively. Our working capital was a positive balance of $384,787 and a negative balance of $34,483 at April 30, 2013 and July 31, 2012, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. For the year-ended July 31, 2012, 7,050,000 shares of Series A were issued and outstanding. There were 7,050,000 shares of Series A outstanding as of April 30, 2013. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.

Series B Convertible Preferred Stock

In September 2011, the Company amended its Articles of Incorporation. Before the amendment, there were 2,600,000 shares of Series B Convertible Preferred Stock outstanding at $0.001 par value per share as of July 31, 2011. After the amendment, there were 325,000 shares of Series B Convertible Preferred Stock outstanding at $0.008 par value per share as of July 31, 2011.

For the year-ended July 31, 2012, there were 262,475 shares of Series B Convertible Preferred Stock outstanding. There were 262,475 shares of Series B outstanding as of April 30, 2013.

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

As of April 30, 2013, there were options issued and outstanding for the purchases of 360,667 shares of Common Stock.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $1,338 for the three months ended April 30, 2013 and $4,014 for the nine months ended April 30, 2013 in connection with the issuance and vesting of these options.

On May 1, 2012, 250,000 options were granted to two employees at an exercise price of $0.09 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $732 for the three months ended April 30, 2013 and $2,198 for the nine months ended April 30, 2013 in connection with the issuance and vesting of these options.

On September 1, 2012, 75,000 options were granted to two employees at an exercise price of $0.03 per share. Using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $336 for the three months ended April 30,, 2013 and $896 for the nine months ended April 30, 2013 in connection with the issuance and vesting of these options. At April 30, 2013, 1,112,778 options remain available for future grant under the Plan.

As of April 30, 2013, there were 360,667 options issued and outstanding under the terms of the 2010 Plan.

Common Stock

In September 2011, the Company amended its Articles of Incorporation decreasing the number of authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. Before the amendment, there were 52,577,445 shares outstanding as of July 31, 2011. After the amendment, there were 10,806,520 shares and 9,790,760 shares outstanding as of April 30, 2013 and July 31, 2012, respectively.

NOTE 5 –Gain on Settlement

Litigation settlement

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of April, 2013, the Company had paid the entire settlement amount of $560,000.

NOTE 6 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures – seven years; machinery and equipment – five years; software – five years; leasehold improvements – the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended April 30, 2013 and 2012 was $1,578 and $1,496, respectively. Depreciation expense for the nine months ended April 30, 2013 and 2012 was $4,698 and $4,890, respectively.

	April 30, 2013	July 31, 2012
Furniture and fixture	$27,634	$27,635
Machinery and equipment	26,305	25,229
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
	419,341	418,266
Accumulated depreciation	(402,651)	(397,953)
Property and equipment, net	$16,690	$20,313

NOTE 7 - Notes Payable

Notes payable, which are unsecured, consist of the following as of April 30, 2013 and July 31, 2012:

Notes Payable Consist of the Following at:

	April 30, 2013	July 31, 2012
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$-	$55,000

Total notes payable	-	55,000

Less current portion Due to third party	-	55,000
	-	55,000

Long-term notes payable	$-	$-

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

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2012. There have been no material changes in unrecognized tax benefits on April 30, 2013.

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

The Company did not make any provision for income taxes in the three months ended April 30, 2013. Our effective tax rate take into consideration federal and state minimum tax rates, foreign taxes and net operating loss (“NOL”) carry-forwards.

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

NOTE 9 – Commitments and Contingencies

The Company leases its office and warehouse. The Company signed a new lease for its office and warehouse effective March 1, 2011 at a new location. The maturity date for the lease is May 2016. The minimum rental commitments under the lease are as follows:

Year Ending July 31:
2013	13,993
2014	56,570
2015	58,007
2016	49,537

Total	$178,107

The rent expense for the three months ended April 30, 2013 and 2012 was $13,419 and $13,419, respectively. The rent expense for the nine months ended April 30, 2013 and 2012 was $40,256 and $42,623, respectively.

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

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” in our annual report for the fiscal year ended July 31, 2013.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	44.7%	35.3%	45.9%	39.9%

Gross profits	55.3%	64.7%	54.1%	60.1%

Operating Expenses
Depreciation	0.2%	0.3%	0.2%	0.5%
Professional fees	5.2%	17.1%	7.6%	38.2%
Selling and general expenses	37.5%	43.2%	29.7%	69.6%
Total operating expenses	42.9%	60.6%	37.5%	108.3%

Income (loss) from operations	12.4%	4.1%	16.6%	-48.2%

Other income (expense)
Other income and expense, net	0.0%	0.0%	0.0%	0.3%
Interest expense, net	0.0%	0.0%	0.0%	-0.3%
Net other income (expense)	0.0%	0.0%	0.0%	0.0%

Total income (loss) before income taxes	12.4%	4.1%	16.6%	-48.2%

Income taxes	0.0%	0.0%	0.0%	0.0%

Net income (loss)	12.4%	4.1%	16.6%	-48.2%

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Total revenue for the three and nine months ended April 30, 2013 and 2012 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2013	2012	Change in Dollars	Change in Percent	2013	2012	Change in Dollars	Change in Percent

$698,570	$458,040	$240,530	53%	$2,331,492	$1,065,801	$1,265,691	119%

Our sales increased by 53% in the three months ended April 30, 2013 compared to the three months ended April 30, 2012. Our sales increased by 119% in the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012. This increase was the result of increased demand by customers for some of the Company’s newly introduced cards. We expect revenue from these cards to continue to increase along with growth from other products including the Company’s SDIO card once it becomes available as well as continued growth from wireless home medical devices for the retail market including our solar toothbrushes that utilize LED light technology.

Customer Concentration Information

Two customers accounted for more than 80% of total revenue for the three months ended April 30, 2013, and one customer accounted for more than 80% of total revenue for the three months ended April 30, 2012. Two customers accounted for more than 70% of total revenue for the nine months ended April 30, 2013, and three customers accounted for more than 80% of total revenue for the nine months ended April 30, 2012.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our NRE projects. Our cost of sales for the three and nine months ended April 30, 2013 and 2012 are summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2013	2012	Change in Dollars	Change in Percent	2013	2012	Change in Dollars	Change in Percent

$312,208	$161,586	$150,622	93%	$1,070,312	$425,295	$645,017	152%

Our cost of sales increased by 93% in the three months ended April 30, 2013 compared to the three months ended April 30, 2012. Our cost of sales increased by 152% in the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012. The increase in cost of sales matched the increase in revenue for the period.

Gross Profit & Gross Margin

Our gross profit increased by 30% from $296,454 in the three months ended April 30, 2012 to $386,362 in the three months ended April 30, 2013. Our gross profit increased by 97% from $640,506 in the nine months ended April 30, 2012 to $1,261,180 in the nine months ended April 30, 2013. The increase in gross profit matched the increases in revenue and cost of sales. Our gross margin will continue to be affected by a variety of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices on sales of our products, the stages of our product life cycle, and the introduction of new products.

Operating Expenses

Three Months Ended April 30,				Nine Months Ended April 30,
2013	2012	Change in Dollars	Change in Percent	2013	2012	Change in Dollars	Change in Percent

$299,767	$277,585	$22,182	8%	$873,643	$1,153,457	$(279,814)	-24%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses. Overall operating expenses increased by $22,182 for the three months ended April 30, 2013 from the comparable period in 2012, an increase of 8%. Operating expenses decreased by $279,814 for the nine months ended April 30, 2013 compared to April 30, 2012, a decrease of 24%.

Depreciation expense was $1,578 for the three months ended April 30, 2013 and $1,496 for the three months ended April 30, 2012. Depreciation expense was $4,698 for the nine months ended April 30, 2013 and $4,890 for the nine months ended April 30, 2012.Our depreciation rate policy remained unchanged. The decrease was due some fixed assets becoming full depreciated during the year.

Our professional fees decreased to $36,385 in the three months ended April 30, 2013 from $78,185 in the three months ended April 30, 2012. Our professional fees decreased to $176,259 in the nine months ended April 30, 2013 from $406,759 in the nine months ended April 30, 2012. Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010. The majority of the decrease in professional fees for the three and nine months ended April 30, 2013 was due to reductions in consulting expenses.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our selling, general and administrative expenses increased by $63,900 to $261,804 in the three months ended April 30, 2013 from $197,904 in the three months ended April 30, 2012. Selling, general and administrative expenses decreased by $49,122 to $692,686 for the nine months ended April 30, 2013 from $741,808 for the nine months ended April 30, 2012.

The decrease was mainly due to decreases in R&D expenditures, salary and headcount which were partly offset by the increased public relations fees.

Income (Loss) from Operations

Income (loss) from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit. Our income (loss) from operations increased from a net income of $18,870 in the three months ended April 30, 2012 to a net income of $86,596 in the three months ended April 30, 2013, with increases in revenue and gross profit accompanied by decreases in selling, general and administrative expenses and professional fees. Our income (loss) from operations increased from a loss of $513,338 in the nine months ended April 30, 2012 to a net income of $387,540 in the nine months ended April 30, 2013, with increases in revenue and gross profit accompanied by decreases in selling, general and administrative expenses and professional fees.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges. Other income and expenses, net, was a net income of $1 for the three months ended April 30, 2013 compared to a net income of $1 for the three months ended April 30, 2012. Other income and expenses, net, was a net income of $3 for the nine months ended April 30, 2013 compared to a net expense of $387 for the nine months ended April 30, 2012.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2012 and 2011 was 42.8%. We made no provisions for income taxes in either the first three months of 2012 or 2011 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income (Loss)

Net income (loss) for the three months ended April 30, 2013 and 2012 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2013	2012	Change in Dollars	Change in Percent	2013	2012	Change in Dollars	Change in Percent

$86,596	$18,870	$67,726	359%	$387,540	$(513,338)	$900,878	175%

For the three months ended April 30, 2013, net income was $86,596, an increase of $67,726 compared to the three months ended April 30, 2012 net income of $18,870. For the nine months ended April 30, 2013, net income was $387,540, an increase of 175% compared to the nine months ended April 30, 2012 net loss of $513,338. The increase in net income for the three months ended April 30, 2013 was due to increased revenue accompanied by decreases in selling and general expenses and professional fees mainly from decreases in salary and headcount and decreased usage of outside services.

Capital Resources and Liquidity

Cash and cash equivalents were $688,301 at April 30, 2013 and $249,327 at July 31, 2012. The net increase in cash over the period was mainly due to the increased sales volume accompanied with reductions in selling and general expenses and professional fees. Our total current assets increased 20% to $950,533 at April 30, 2013 from $758,751 at July 31, 2012 while our current liabilities decreased by 33% to $528,361 at April 30, 2013 from $793,234 at July 31, 2012. Total working capital increased to $384,787 at April 30, 2013 compared to a negative working capital of $34,483 at July 31, 2012, an increase of $419,270.

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

ITEM 4 . Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer,  has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, same person, has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, same person, to allow timely decisions regarding required disclosure.

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

None.

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Information

Not applicable

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of AmbiCom Holdings, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 6, 2013	By:	/s/ John Hwang
Name: John Hwang
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

