Form 10-K
period 2013-07-31
AMBICOM HOLDINGS, INC
filed 2013-10-29
CIK 1444310

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Aggregate market value of common stock held by non-affiliates of the Registrant as of January 31, 2013: $1,856,010. As of October 29, 2013, the registrant had 10,856,520 shares of common stock, par value $0.008 per share, issued and outstanding.

Documents Incorporated by Reference: None.

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

AmbiCom plans to introduce wireless device modules including new secure digital input output (“SDIO”) cards, non-healthcare related wireless devices including solar toothbrushes that utilize LED light technology, and increase its outside engineering services during its upcoming fiscal year.

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

Employees

As of July 31, 2013, we had 5 employees. We believe we have good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

At October 25, 2013, shareholders of the Company had approximately 5,263,766 shares of restricted stock, or 48.9% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company’s Amended Articles of Incorporation authorize the issuance of up to 125,000,000 total shares of capital stock without additional approval by shareholders. As of October 24, 2013, we had 10,856,520 shares of common stock outstanding.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of October 24, 2013, approximately 5,263,766 of the 10,856,520 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144 or otherwise.

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

None.

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

Item 3. Legal Proceedings

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of July 31, 2013, the company has paid $559,000 towards the settlement after $1,000 discounts on the settlement. There is no remaining payment due under the settlement.

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

Item 4. Reserved

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our Common stock is currently traded on the OTC Bulletin Board (OTCBB) under the symbol "ABHI". We received our listing for quotation on October 9, 2013. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Bulletin Board and OTC Markets Group’s OTC Link, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company migrated from the OTC Markets Group’s OTC Link to the OTC Bulletin Board on October 9, 2013.

The following table sets forth the high and low bid prices for our common stock for the last two fiscal years ended July 31, 2013.

Year	Quarter	High	Low

2013	First	0.08	0.04

2013	Second	0.2	0.02

2013	Third	0.21	0.07

2013	Fourth	0.15	0.06

2012	First	0.99	0.09

2012	Second	0.30	0.07

2012	Third	0.27	0.06

2012	Fourth	0.27	0.07

Holders

As of July 31, 2013, there were 10,806,520 shares of our common stock issued and outstanding with 86 shareholders of record.

Description of Securities

Common Stock

Number of Authorized and Outstanding Shares:

The Company's Amended and Restated Articles of Incorporation authorizes the issuance of 125,000,000 shares of capital stock, $0.008 par value per share. On October 24, 2013, there were 10,856,520 shares outstanding.

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

On September 1, 2012, we granted options to employees to purchase 75,000 shares of Common Stock at a purchase price of $0.03 per share under the terms of the AmbiCom 2010 Incentive Stock option Plan.

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

As of July 31, 2013, there were options outstanding under the 2010 Plan to purchase 840,000 shares of Common Stock at a purchase price of $0.20 per share, 250,000 shares of Common Stock at a purchase price of $0.09 per share and 75,000 shares of Common Stock at a purchase price of $0.03 per share. No options have been exercised since the Plan was created.

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

Shares Available Under Rule 144

There are currently 5,263,766 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. 983,750 shares are held by affiliates, as that term is defined in Rule 144(a)(1) and other shareholders. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Exchange Act for a period of at least 90 days before the sale.

Recent Sales of Unregistered Securities by the Registrant

During the fiscal years ended July 31, 2013, 2012 and 2011, the Company issued the following securities except from the registration requirements of the Securities Act. No under writing or other compensation was paid in connection with these transactions:

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

Overview

AmbiCom is a designer and developer of wireless products focusing on Wi-Fi and Bluetooth® applications for the medical and healthcare industry. AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target original equipment manufacturer (“OEM”) markets including a new secure digital input output (“SDIO”) card to be sold to its OEM customers. The Company believes that there are unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service. AmbiCom is also designing and developing wireless home medical devices for non-healthcare applications for the retail market that will be introduced during the next fiscal year which includes solar toothbrushes in general that utilize light into negatively-charged ions. The Company will also continue to expand on its non-recurring engineering (“NRE”) project.

COMPARATIVE RESULTS OF OPERATIONS FOR THE YEARS ENDING JULY 31,

	2013	Change in Dollars	Change in Percent	2012
Revenue	$3,300,472	$1,797,796	119.64%	$1,502,676
Cost of Sales	1,547,054	941,155	155.33%	605,899
Gross Profit	1,753,418	856,641	95.52%	896,777
Gross Profit/Revenue Percentage	53.1%			59.7%
Operating Expenses	1,249,977	(241,313)	-16.18%	1,491,290
Income(Loss) from Operations	503,441	1,097,954	184.68%	(594,513)
Other Income and Expenses	28,172	28,559	7379.59%	(387)
Loss before income taxes	531,613	1,126,513	189.36%	(594,900)
Provision for Income Taxes	1,600	800	100.00%	800
Net Income (Loss)	$530,013	$1,125,713	188.97%	$(595,700)

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Our sales increased by 120% from $1,502,676 in the year ended July 31, 2012 to $3,300,472 in the year ended July 31, 2013, mostly a result of increase demand for our wireless device products from our customers who expanded their business into U.S. market. We anticipate demand to increase again once new wireless device products including the Company’s SDIO card become available and with the introduction of wireless home medical devices for the retail market including our solar toothbrushes that utilize light into negatively-charged ions.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our non-recurring engineering projects. Our cost of sales increased by 155% from $605,899 in the year ended July 31, 2012 to $1,547,054 in the year ended July 31, 2013. Our cost of sales increased at a closer rate than the increase in sales as a result of increasing demand for our wireless device products from our customers who expanded their business into U.S. market.

Gross Profit & Gross Margin

Our gross profit increased by 96% from $896,777 for the year ended July 31, 2012 to $1,753,418 for the year ended July 31, 2013 as a result of the increase in overall revenue. As a result of increasing manufacturing costs as well as work on non-recurring engineering projects, our gross margin decreased from 59.7% to 53.1%. We do not necessarily expect gross margins to remain at this level in 2014 and our gross margin will continue to be affected by a variety of factors that include the cost of outsourcing to support project demands, the speed and extent to which new products (including our SDIO) are adopted by customers, the success of our retail market products (such as our solar toothbrushes that utilize light into negatively-charged ions), the amount of non-recurring engineering projects we take on, average sales prices realized on sales of our products, fluctuations in the cost of our purchased components, and the stage of our product life cycle.

Selling, General and Administrative Expenses

Our operating expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses may, from time to time, include charges relating to accounting, legal, insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our operating expenses decreased by 16% from $1,491,290 in the year ended July 31, 2012 to $1,249,977 in the year ended July 31, 2013. The decrease in operating expenses is mainly due to decreased R&D expenses, public relations and professional fees.

Income and Loss from Operations

Loss from operations indicates the amount available from operating activities after we have deducted our selling, general and administrative expenses from our gross profit. Our income from operations was $5,043,441 in the year ended July 31, 2013 compared to a gross loss of $594,513 in the year ended July 31, 2012. The income for the year ended July 31, 2013 was largely a result of the increase of demand for our wireless device products from our customers who expanded their business into U.S. market. We anticipate demand to increase again once new wireless device products including the Company’s SDIO card become available and we introduce wireless home medical devices for the retail market including our solar toothbrushes that utilize light into negatively-charged ions.

Other income and expenses

Other income and expenses arise from non operating events and transactions, principally write-off accrued payable. Other income and expense, net, increased by 7279.6% to an income of $28,172 in the year ended July 31, 2013 from a loss of $387 in the year ended July 31, 2012. Our other income increased by $25,472 as a result of write-off the Company’s accrued payable on expired advisory expense.

Provision for income taxes

Our effective tax rate for the years ended July 31, 2013 and 2012 was 42.8% and 42.8%, respectively. We provided $1,600 and $800 for income taxes in the years ended July 31, 2013 and 2012, respectively

Net Income and Loss

Net Income for the year ended July 31, 2013 was $530,013, an income comparing to a loss of $595,700 from the previous year.

Capital Resources and Liquidity

Cash and cash equivalents were $596,871 at July 31, 2013 and $249,327 at July 31, 2012. The net increase in cash over the period was primarily due to the net income incurred by the Company during the period, increases in accounts receivable balances, and the pay off on the Company’s note payable which were partially offset by increases in unearned revenue received from customers. Our total current assets increased 38% to $1,045,712 at July 31, 2013 from $758,751 at July 31, 2012 while our current liabilities decreased 44% to $444,789 at July 31, 2013 from $793,233 at July 31, 2012. Our overall working capital decreased by 1743% to a positive working capital of $600,923 at July 31, 2013 from a negative working capital of $34,482 at July 31, 2012, due primarily to the net income for the year ended July 31, 2013.

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

For the Years Ended July 31, 2013 and 2012

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AmbiCom Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AmbiCom Holdings, Inc. and subsidiary as of July 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended July, 31, 2013. AmbiCom Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmbiCom Holdings, Inc. and subsidiary as of July 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Kim and Lee Corporation, CPAs

Los Angeles, California

October 21, 2013

AMBICOM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31,

ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$596,871	$249,327
Accounts receivable, net of allowance for doubtful accounts of $26 and $509 as of July 31, 2013 and 2012, respectively	191,835	215,921
Inventory, net of reserve balances of $10,360 and $41,192 as of July 31, 2013 and 2012, respectively	89,732	178,104
Prepaid expenses and other current assets	167,274	115,399
Total current assets	1,045,712	758,751

Property and equipment, net	15,201	20,313
Deposit	20,695	20,695
Total assets	$1,081,608	$799,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$39,077	$71,891
Accounts payable - other	23,733	71,339
Deferred revenue	381,980	595,004
Notes payable - current portion	-	55,000
Total current liabilities	444,790	793,234

Total liabilities	444,790	793,234

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 10,806,520 and 9,790,760 shares issued and outstanding at July 31, 2013 and July 31, 2012, respectively	86,449	78,323
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; 7,050,000 and 7,050,000 shares issued and outstanding at July 31, 2013 and July 31, 2012, respectively	7,050	7,050
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,475 and 262,475 shares issued and outstanding at July 31, 2013 and July 31, 2012, respectively	2,100	2,100
Additional paid in capital	11,493,738	11,401,458
Accumulated deficits	(10,952,519)	(11,482,406)
Total stockholders’ equity	636,818	6,525
Total Liabilities and Stockholders' Equity	$1,081,608	$799,759

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31,

	2013	2012

Sales	$3,300,472	$1,502,676

Cost of sales	1,547,054	605,899

Gross profits	1,753,418	896,777

Operating Expenses
Depreciation	6,187	6,400
Professional fees	281,377	426,844
Selling and general expenses	962,413	1,058,046
Total operating expenses	1,249,977	1,491,290

Income (loss) from operations	503,441	(594,513)

Other income (expense)
Other income and expense, net	28,167	2,695
Interest income (expense), net	5	(3,082)
Net other income (expense)	28,172	(387)

Total income (loss) before income taxes	531,613	(594,900)

Income taxes	1,600	800

Net income (loss)	$530,013	$(595,700)

Net income (loss) per share - basic	$0.049	$(0.061)

Net income (loss) per share - diluted	$0.029	$(0.035)

Weighted average shares outstanding — basic	10,806,520	9,790,760

Weighted average shares outstanding — diluted	18,118,995	17,103,235

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31,

	2013	2012
Cash flows from operating activities:
Net income (loss)	$530,013	$(595,700)
Net income (loss) items not affecting cash:
Depreciation and amortization	6,187	6,400
Stock-based compensation	100,280	263,531
Increase (Reduction) in bad debt reserve	483	(8,820)
Increase in reserve for inventory loss	4,409	3,378

Decrease / (Increase) in operating assets:
Accounts receivable	23,603	(67,248)
Inventory	83,963	(67,712)
Prepaid expense	(51,875)	(89,336)

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	(32,813)	24,796
Accrued payable - other	(47,607)	23,758
Unearned revenue	(213,024)	582,840

Net cash provided by operating activities	403,619	75,887

Cash flows from investing activities:
Capital expenditures	(1,075)	(1,072)

Net cash used in investing activities	(1,075)	(1,072)

Cash flows from financing activities:
Payment on line of credit	-	(290,000)
Payments on notes payable	(55,000)	(60,000)

Net cash used in financing activities	(55,000)	(350,000)

Net increase (decrease) in cash and cash equivalents	347,544	(275,185)
Cash and cash equivalents, beginning of year	249,327	524,512

Cash and cash equivalents, end of year	$596,871	$249,327

Supplemental information:
Income taxes paid	$1,600	$800
Interest paid	$-	$3,082

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

Consolidated Statement of Changes in Stockholders’ Equity

	Preferred	Preferred	Preferred	Preferred		Common	Additional
	Stock	Stock	Stock	Stock	Common	Stock	Paid-in	Accumulated
		Series B		Series A
	Series B #	Amount	Series A #	Amount	Stock #	Amount	Capital	Deficit	Total

Balance at July 31, 2011	325,000	$2,600	9,400,000	$9,400	6,572,475	$52,577	$11,170,697	$(10,896,580)	$338,694
Employee stock option expense							9,431		9,431
Investor relations expense					790,000	6,320	247,780		254,100
Annual 6% common stock dividend for Preferred B holders per Preferred B agreement					15,760	126		(126)	-
Conversion of Preferred B shares to common stock	(62,525)	(500)			62,525	500			-
Conversion of Preferred A to common stock shares by Kenneth Cheng			(2,350,000)	(2,350)	2,350,000	18,800	(16,450)		-
Close dormant entity							(10,000)	10,000	-
Net loss for the year ended July 31, 2012								(595,700)	(595,700)
Balance at July 31, 2012	262,475	2,100	7,050,000	7,050	9,790,760	78,323	11,401,458	(11,482,406)	6,525

Employee stock option expense							9,680		9,680
Investor relations expense					400,000	3,200	75,400		78,600
Advisory board expense					600,000	4,800	7,200		12,000
Annual 6% common stock dividend for Preferred B holders per Preferred B agreement					15,760	126		(126)	-
Net Income for the year ended July 31, 2013								530,013	530,013
Balance at July 31, 2013	262,475	$2,100	7,050,000	$7,050	10,806,520	$86,449	$11,493,738	$(10,952,519)	$636,818

 The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013 AND 2012

NOTE 1 – Organization and Principal Activities

AmbiCom Holdings, Inc. (“AmbiCom Holdings” or the ‘Company”) was incorporated as Med Control, Inc. (“Med Control”) under the laws of the State of Nevada on July 1, 2008. Med Control was a development stage enterprise until January 15, 2010. All of Med Control’s activities prior to January 15, 2010 related to its organization, initial funding and share issuances. On January 15, 2010, Med Control changed its name to AmbiCom Holdings, Inc.

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

Details of the Company’s subsidiary as of July 31, 2013 are as follows:

Name	Place and Date of Establishment/Incorporation	Relationships	Principal Activities

E-Care USA, Inc.	Nevada	Wholly-owned subsidiary	Designer and developer of
	March 15, 2011	of AmbiCom Holdings, Inc.	wireless home medical devices

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $26 and $509 as of July 31, 2013 and 2012, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of July 31, 2013 and July 31, 2012, the value of the inventory reserve was $10,360 and $41,192 respectively.

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

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	2013		2012
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$596,871	$596,871	$249,327	$249,327
Accounts receivable	$191,835	$191,835	$215,921	$215,921

Financial liabilities:
Accounts payable and accrued liabilities	$62,809	$62,809	$143,230	$143,230
Notes payable	0	0	$55,000	$54,045

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at :

		Fair value measurements at reporting date using
	2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	0			0

		Fair value measurements at reporting date using
	2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	$55,000			$54,045

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk. The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of July 31, 2013 and July 31, 2012, management does not believe they are exposed to any significant risk on their cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

One customer accounted for $190,000 (99%) of receivables at July 31, 2013, while two customers accounted for $150,000 (69%) and $60,800 (28%) of receivables at July 31, 2012.

One customer accounted for $2,169,800 (66%) of the revenues for the year ended July 31, 2013. Four customers accounted for $399,000 (27%), $202,826 (14%), $198,000 (13%), and $150,000 (10%) of the revenues for the year ended July 31, 2012.

Three vendors accounted for $20,000 (54%), $5,054 (13%), and $4,400 (12%) of accounts payable as of July 31, 2013 and three vendors accounted for $30,000 (42%), $13,973 (20%), and $11,048 (16%) of accounts payable as of July 31, 2012.

One vendor accounted for $1,315,697 (88%) of the purchases for the year ended July 31, 2013. Four vendors accounted for $411,318 (57%), $102,500 (14%), $76,772 (11%), and $69,735 (10%) of the purchases for the year ended July 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC Topic 220, “Compressive Income” - New authoritative accounting guidance under ASC Topic 220, “Compressive Income,” amends prior guidance to require all non-owner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively and effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

FASB ASC Topic 350, “Intangible and Other Assets” - New authoritative accounting guidance under ASC Topic 350, “Intangible and Other Assets,”, which allows for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under new guidance , an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE 4 –Commitments and Contingencies

The Company leases its office and warehouse. The maturity date for the lease is May 2016. The minimum rental commitment under the lease for the years ended July 31 is:

Year Ending July 31:
2014	$56,570
2015	58,007
2016	49,537

Total	$164,114

The rent expense for the years ended July 31, 2013 and 2012 was $53,675, and $56,041, respectively.

NOTE 5 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $596,871 and $249,327 at July 31, 2013 and 2012, respectively. Our working capital was a positive balance of $600,923 and a negative balance of $34,483 at July 31, 2013 and 2012, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. For the year-ended July 31, 2012, 7,050,000 shares of Series A were issued and outstanding. During the year-ended July 31, 2013, there is no change on shares of Series A. There are currently 7,050,000 shares of Series A outstanding as of July 31, 2013. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.

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

For the year-ended July 31, 2012, there were 262,475 shares of Series B Convertible Preferred Stock were issued and outstanding. During the year-ended July 31, 2013, there is no change on shares of Series B. There are currently 262,475 shares of Series B outstanding as of July 31, 2013.

The Series B accrues annual dividends at the rate of 6% per year in shares of Common Stock at the dividend conversion rate of $1.00.  The Series B, together with any unpaid dividends, is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per for each share of Series B converted.  Following the second anniversary of the Exchange, the Series B, together with any unpaid dividends, shall be convertible into Common Stock at the conversion price of forty cents ($0.40) or seventy percent (70%) of the daily volume weighted average price of the Common Stock for the twenty trading days immediately prior to the conversion.  The Series B is redeemable by the Company, at any time prior to December 31, 2015, in cash at the redemption rate of $1.00 per share of Series B plus any accrued and unpaid dividends.  On December 31, 2015, all outstanding shares of Series B shall be redeemed by the Company at a per share redemption price equal to $1.00 per share of Series B plus an amount of Common Stock equal to the amount of the accrued and unpaid dividend thereon.  The Series B has a liquidation preference of $2,600,000 and ranks prior to the Series A and the Common Stock.  The Series B votes on an “as converted” basis.

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

As of July 31, 2013, there were options issued and outstanding for the purchases of 343,000 shares of Common Stock.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $5,352 for the twelve months ended July 31, 2013 in connection with the issuance and vesting of these options.

On May 1, 2012, 250,000 options were granted to two employees at an exercise price of $0.09 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $2,928 for the twelve months ended July 31, 2013 in connection with the issuance and vesting of these options.

On September 1, 2012, 75,000 options were granted to two employees at an exercise price of $0.03 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.59%; volatility of 67%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $1,400 for the twelve months ended July 31, 2013 in connection with the issuance and vesting of these options. At July 31, 2013, 1,112,778 options remain available for future grant under the Plan.

As of July 31, 2013, there were options outstanding under the 2010 Plan to purchase 840,000 shares of Common Stock at a purchase price of $0.20 per share, 250,000 shares of Common Stock at a purchase price of $0.09 per share and 75,000 shares of Common Stock at a purchase price of $0.03 per share. No options have been exercised since the Plan was created.

Common Stock

In September 2011, the Company Amended and Restated its Articles of Incorporation decreasing authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. Before the amendment, there were 52,577,445 shares outstanding as of July 31, 2011. After the amendment, there were 10,806,520 shares and 9,790,760 outstanding as of July 31, 2013 and July 31, 2012, respectively.

NOTE 6 –Gain on Settlement

Litigation settlement

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled on August 20, 2008 when the Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of July 31, 2013, the company has paid $559,000 towards the settlement. There is no remaining payment due under the settlement.

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

	July 31, 2013	July 31, 2012
Furniture and fixture	$27,634	$27,635
Machinery and equipment	26,305	25,229
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
	419,341	418,266
Accumulated depreciation	(404,140)	(397,953)
Property and equipment, net	$15,201	$20,313

Note 8 – Revolving Line of Credit

On May 9, 2011, advances under the credit line were secured with substantially all of the Company’s assets and subject to interest at 1% above the Wall Street Journal prime rate index, and were subject to the following restrictive covenants: (i) the current ratio shall not be less than 1.2 times; (ii) the debt to tangible net worth ratio shall not exceed 2.5 times; and (iii) the quarterly EBITDA shall not be less than $30,000 on a rolling four quarter basis.

As of July 2013, the Company chose not to renew this credit line and did not have a balance as of July 31, 2013.

The Company incurred interest expense of $5 and $3,082 during the years ended July 31, 2013, and 2012, respectively.

Note 9 - Notes Payable

Notes payable, which are unsecured, consist of the following as of July 31, 2013 and July 31, 2012:

Notes Payable Consist of the Following at:

	July 31, 2013	July 31, 2012
Note payable to Ambeon Corporation, a related party by virtue of common ownership, bearing interest at 5% per annum.	$-	$55,000

Total notes payable	-	55,000

Less current portion
Due to third party	-	55,000
	-	55,000

Long-term notes payable	$-	$-

Note 10 – Income Taxes

The consolidated income tax expense for the years ended July 31, 2013 and 2012 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending July 31, 2013 and 2012, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2013. There have been no material changes in unrecognized tax benefits at July 31, 2013.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of July 31, 2013, the statute of limitations for examining the Company’s federal income tax returns has not expired for the years ended July 31, 2010 through 2012. As of July 31, 2013, the statutes of limitation for tax examinations in the state of California have not expired for tax returns filed for the years ended July 31, 2009 through 2012.

The Company provided $1,600 and $800 for income taxes in the years ended July 31, 2013 and 2012 respectively. The effective tax rates takes into consideration federal and state minimum tax rates and foreign taxes.

The Company has accumulated NOLs of $2.16 million, which, if unutilized, will begin to expire in 2018. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance since there is no assurance that we will be able to utilize these NOLs. Details of future income tax assets are as follows:

Future income tax assets

	July 31, 2013	July 31, 2012
NOL available for carry forward	$2,158,886	$1,939,781
Other temporary timing differences	105,676	142,287
	2,264,562	2,082,068
Statutory tax rate (combined federal and state)	29.03%	42.81%
	657,474	891,250
R&D credit	126,278	111,547

Net deferred tax asset	783,752	1,002,797

Valuation allowance	(783,752)	(1,002,797)

	$-	$-

Note 11 – Subsequent Events.

Management performed an evaluation of the Company’s activity through the date these financial statements were issued to determine if they must be reported. Management of the Company has determined there were no reportable events to be disclosed.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name (1)	Age	Title
John Hwang	51	Chief Executive Officer, Chairman of the Board, Director

Robert Radoff	45	Director

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

Compensation of Directors

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2014 fiscal year.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal years ended July 31, 2013 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name & Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards (b)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John Hwang	2013	$250,000	$59,000	-	-	$-	$-	$309,000
	2012	$240,000	$-	-	-	$-	$-	$240,000

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

COMPENSATION OF DIRECTORS

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2014 fiscal year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of July 31, 2013 (after giving effect to the Exchange) by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)
John Hwang (3) (4)	7,721,250	42.6%
Robert Radoff	12,500	0.1%
All Directors and Executive Officers as a Group (2 persons)	7,733,750	42.7%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 18,118,995 shares of Common Stock outstanding as of July 31, 2013, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees related to services performed by Kim and Lee and other service providers for the years ended July 31:

		2013	2012
Audit fees	(1)	$55,000	$50,000
Taxation fees	(2)	4,500	4,500
Accounting & other services	(3)	-	-

Total		$59,500	$54,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Tax fees principally included tax advice, tax planning and tax return preparation.
(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2013 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2013 fiscal year for filing with the SEC.

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

 ______________________

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

October 29, 2013	AmbiCom Holdings, Inc.

	By	/s/ John Hwang
John Hwang
Chief Executive Officer and Director (Principal Executive Officer)

	By	/s/ John Hwang
John Hwang
Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hwang	October 29, 2013

John Hwang	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John Hwang	October 29, 2013

John Hwang	Date
Chief Financial Officer, Chief Accounting Officer
(Principal Financial Officer)

/s/ Robert Radoff	October 29, 2013

Robert Radoff	Date
Director

