Form 10-Q
period 2013-10-31
AMBICOM HOLDINGS, INC
filed 2013-12-16
CIK 1444310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Aggregate market value of common stock held by non-affiliates of the Registrant as of October 31, 2013: $1,845,608.  As of October 31, 2013, the Registrant had 10,856,520 shares of common stock, par value $0.008 per share, issued and outstanding.

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES	21

PART II OTHER INFORMATION	22

ITEM 1. LEGAL PROCEEDINGS	22

ITEM 1A. RISK FACTORS	22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. MINE SAFETY DISCLOSURES	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	22

SIGNATURES

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Condensed Consolidated Balance Sheets as of October 31, 2013 (Unaudited) and July 31, 2013 (Audited)	4

Condensed Consolidated Statements of Operations for the Three Months Ended October 31, 2013 and 2012 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2013 and 2012 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements for the Three Months Ended October 31, 2013. For Interim, Comparison is Made to Both July 31, 2013 and October 31, 2012 (Unaudited)	7

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$537,205	$596,871
Accounts receivable, net of allowance for doubtful accounts of $26 and $26 as of October 31, 2013, and July 31, 2013, respectively	(26)	191,835
Inventory, net of reserve balances of $10,259.03 and $10,360 as of October 31, 2013, and July 31, 2013, respectively	88,991	89,732
Prepaid expenses and other current assets	141,393	167,274
Total current assets	767,563	1,045,712

Property and equipment, net	116,345	15,201
Deposit	20,695	20,695
Total assets	$904,603	$1,081,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$22,460	$39,077
Accounts payable – other	27,173	23,733
Deferred revenue	1,980	381,980
Notes payable – current portion	12,817	-
Total current liabilities	64,430	444,790

Notes payable, net of current	71,413	-

Total liabilities	135,843	444,790

Commitment and contingency (Note 10)

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 10,856,520 and 10,806,520 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	86,850	86,449
Preferred stock, Series A, $0.001 per share; 9,400,000 shares authorized; 7,050,000 and 7,050,000 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	7,050	7,050
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,475 and 262,475 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	2,100	2,100
Additional paid in capital	11,501,898	11,493,738
Accumulated deficit	(10,829,138)	(10,952,519)
Total stockholders’ equity	768,760	636,818
	$904,603	$1,081,608

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2013	2012

Sales	$799,482	$847,205

Cost of sales	395,273	419,545

Gross profits	404,209	427,660

Operating Expenses
Depreciation	4,134	1,544
Professional fees	27,294	63,868
Selling and general expenses	247,514	215,626
Total operating expenses	278,942	281,038

Income from operations	125,267	146,622

Other income (expense)
Other income and expense, net	-	-
Interest income (expense), net	(286)	1
Net other income (expense)	(286)	1

Total income before income taxes	124,981	146,623

Income taxes	1,600	-

Net income	$123,381	$146,623

Net income per share - basic	$0.011	$0.015

Net income per share - diluted	$0.007	$0.008

Weighted average shares outstanding — basic	10,814,853	10,090,760

Weighted average shares outstanding — diluted	18,127,328	17,403,235

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31,

	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$123,381	$146,623
Net income items not affecting cash:
Depreciation and amortization	4,134	1,544
Stock-based compensation	1,560	2,294
Issuance of stock to board member for advisory services	7,000	6,000
Increase in bad debt reserve	-	110
Increase( decrease) in reserve for inventory loss	101	(19,350)

Decrease / (Increase) in operating assets:
Accounts receivable	191,861	(104,122)
Inventory	640	113,784
Prepaid expense	25,884	42,467

Decrease in operating liabilities:
Accounts payable - trade	(1,273)	(18,402)
Accrued payable - other	(11,905)	(18,728)
Unearned revenue	(380,000)	(79,000)

Net cash provided by (used in) operating activities	(38,617)	73,220

Cash flows from investing activities:
Capital expenditures	(105,279)	(966)

Net cash used in investing activities	(105,279)	(966)

Cash flows from financing activities:
Proceeds from notes payable	85,278
Payments on notes payable	(1,048)	(15,000)
Net cash provided by (used in) financing activities	84,230	(15,000)

Net increase (decrease) in cash and cash equivalents	(59,666)	57,254

Cash and cash equivalents, beginning of period	596,871	249,327

Cash and cash equivalents, end of period	$537,204	$306,581

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$286	$-

AMBICOM HOLDINGS, INC.
NOTE TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS.
FOR INTERIM, COMPARISON IS MADE TO BOTH 07/31/13 AND 10/31/13(UNAUDITED)

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

Details of the Company’s subsidiary as of October 31, 2013 are as follows:

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts.  Accounts receivable are shown net of an allowance for doubtful accounts of $26 as of October 31, 2013 and $26 as of July 31, 2013, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.  As of October 31, 2013 and July 31, 2013, the value of the inventory reserve was $10,259 and $10,360, respectively.

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

k) Fair Value of Financial Instruments - ASC Topic 820, “Fair Value Measurements”, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables at October 31, 2013.

Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	October 31, 2013		July 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$537,205	$537,205	$596,871	$596,871
Accounts receivable	0	0	$191,835	$191,835

Financial liabilities:
Accounts payable and accrued liabilities	$49,633	$49,633	$62,810	$62,810
Auto loan	$84,230	$82,004	0	0

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at:

		Fair value measurements at reporting date using
	October 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	84,230			82,004

		Fair value measurements at reporting date using
	July 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	0			0

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.   The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of October 31, 2013 and July 31, 2013, management does not believe they are exposed to any significant risk on their cash balances.  The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

There is no account of receivable at October 31, 2013 while one customer accounted for $190,000 (99%) of receivables at July 31, 2013.

Two customers accounted for $566,200 (71%) and $165,000 (21%) of revenue for the three months ended October 31, 2013 and two customers accounted for $478,876 (57%) and $300,000 (35%) of revenue for the three months ended October 31, 2012.

Four vendors accounted for $6,950 (31%), $3,500 (16%), $2,847 (13%) and $2,739 (12%) of accounts payable as of October 31, 2013 and three vendors accounted for $20,000 (54%), $5,054 (13%), and $4,400 (12%) of accounts payable as of July 31, 2013.

One vendor accounted for $376,380 (97%) of the purchases for the three months ended October 31, 2013, and one vendor accounted for $306,000 (95%) of the purchases for the three months ended October 31, 2012.

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

FASB ASC Topic 350, “Intangible and Other Assets” - New authoritative accounting guidance under ASC Topic 350, “Intangible and Other Assets,”, which allows for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under new guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $537,205 and $596,871 at October 31, 2013 and July 31, 2013, respectively.  Our working capital was a positive balance of $703,133 and a positive balance of $600,922 at October 31, 2013 and July 31, 2013, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 9,400,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. For the year-ended July 31, 2012, 7,050,000 shares of Series A were issued and outstanding.  There are currently 7,050,000 shares of Series A outstanding as of October 31, 2013.  In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock.  If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted.

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

For the year-ended July 31, 2013, there were 262,475 shares of Series B Convertible Preferred Stock outstanding.  There are currently 262,475 shares of Series B outstanding as of October 31, 2013.

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

As of October 31, 2013, there were options issued and outstanding for the purchases of 343,000 shares of Common Stock.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share.  By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of of $446 for the three months ended October 31, 2013 in connection with the issuance and vesting of these options.

On May 1, 2012, 250,000 options were granted to two employees at an exercise price of $0.09 per share.  By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $732 for the three months ended October 31, 2013 in connection with the issuance and vesting of these options.

On September 1, 2012, 75,000 options were granted to two employees at an exercise price of $0.03 per share.  By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.59%; volatility of 67%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $1,400 for the twelve months ended July 31, 2013 in connection with the issuance and vesting of these options.  At October 31, 2013, 1,112,778 options remain available for future grant under the Plan.

As of October 31, 2013, there were options outstanding under the 2010 Plan to purchase 250,000 shares of Common Stock at a purchase price of $0.09 per share and 75,000 shares of Common Stock at a purchase price of $0.03 per share.  No options have been exercised since the Plan was created.

Common Stock

In September 2011, the Company Amended and Restated its Articles of Incorporation decreasing authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share.  Before the amendment, there were 52,577,445 shares outstanding as of July 31, 2011.  After the amendment, there were 10,856,520 shares and 10,806,520 shares outstanding as of October 31, 2013 and July 31, 2013, respectively.

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

NOTE 6 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred.  Depreciation expense for the three months ended October 31, 2013 and 2012 was $4,134 and $1,544, respectively.

	October 31, 2013	July 31, 2013
Furniture and fixture	$27,634	$27,634
Machinery and equipment	26,305	26,305
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
Vehicle	105,278	-
	524,619	419,341
Accumulated depreciation	(408,274)	(404,140)
Property and equipment, net	$116,345	$15,201

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

As of July 2013, the Company chose not to renew this credit line and did not have a balance as of October 31, 2013.

The Company incurred interest income net of expenses of $286 for the three months ended October 31, 2013.  The Company incurred interest income of $1 during the three months ended October 31, 2012.

NOTE 8 - Notes Payable

Notes payable, which are unsecured, consist of the following as of October 31, 2013 and July 31, 2013:

Notes Payable Consist of the Following at:
	October 31, 2013	July 31, 2013
Note payable to Bank of America, Auto Loan	$84,230	$-

Total notes payable	84,230	-

Less current portion	12,817

Long-term notes payable	$84,230	$-

NOTE 9 – Income Taxes

The consolidated income tax expense for the 3 months ended October 31, 2013 and 2012 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending July 31, 2014 and 2013, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of October 31, 2013. There have been no material changes in unrecognized tax benefits at October 31, 2013.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of October 31, 2013, the statute of limitations for examining the Company’s federal income tax returns has not expired for the years ended July 31, 2010 through 2012. As of October 31, 2013, the statutes of limitation for tax examinations in the state of California have not expired for tax returns filed for the years ended July 31, 2009 through 2012.

The Company did not make any provision for income taxes in the three months ended October 31, 2013. Our effective tax rate take into consideration federal and state minimum tax rates, foreign taxes and net operating loss (“NOL”) carry-forwards.

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

NOTE 10 – Commitments and Contingencies

The Company leases its office and warehouse. The Company signed a new lease for its office and warehouse effective March 1, 2011 at a new location.  The maturity date for the lease is May 2016. The minimum rental commitments under the lease are as follows:

Year Ending July 31:
2014	42,577
2015	58,007
2016	49,537

Total	$150,121

The rent expense for the three months ended October 31, 2013 and 2012 was $13,419 and $13,419, respectively.

NOTE 11 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there was a reportable subsequent event to be disclosed as follows:

On December 1, 2013 (the “Effective Date”), the Company entered into in an Amended and Restated Employment Agreement (the “Agreement”) with John Hwang as Chief Executive Officer, which provides for a three year term initially commencing on the Effective Date and subject to automatic one year renewals thereafter unless the Agreement is terminated in accordance with its terms. Pursuant to the terms of the Agreement, Mr. Hwang shall receive an issuance of 2,950,000 shares of the Company’s Series A Convertible Stock, par value $0.001 per share, as well as an annual base salary of $264,000.00.  Mr. Hwang will also be eligible for annual cash incentive compensation as determined by the Company’s Compensation Committee.

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

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in our annual report for the fiscal year ended July 31, 2013.

Acquisition and Reorganization

On January 15, 2010, the acquisition of AmbiCom was completed, and the business of AmbiCom was adopted as our business. As such, the following Management Discussion is focused on the current and historical operations of AmbiCom, and excludes the prior operations of the Registrant.

Overview

AmbiCom is a designer and developer of wireless products focusing on Wi-Fi and Bluetooth? applications for the medical and healthcare industry.  AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target OEM markets including a new SDIO card to be sold to its OEM customers.  The Company believes that there are unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service.  AmbiCom is also designing and developing wireless home medical devices for non-healthcare applications for the retail market that will be introduced during the next fiscal year which includes solar toothbrushes in general that utilize LED light technology.  The Company will also continue to expand on its non-recurring engineering (NRE) project.

On October 2, 2013 the Company entered into a consulting agreement with one of its advisory, Luis Krystal, for consulting services in exchange for 50,000 shares of restricted common stock.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended October 31,
	2013	2012

Sales	100.0%	100.0%

Cost of sales	49.4%	49.5%

Gross profits	50.6%	50.5%

Operating Expenses
Depreciation	0.5%	0.2%
Professional fees	3.4%	7.5%
Selling and general expenses	31.0%	25.5%
Total operating expenses	34.9%	33.2%

Income (loss) from operations	15.7%	17.3%

Other income (expense)
Other income and expense, net	0.0%	0.0%
Interest expense, net	0.0%	0.0%
Net other income (expense)	0.0%	0.0%

Total income (loss) before income taxes	15.7%	17.3%

Income taxes	0.2%	0.0%

Net income (loss)	15.5%	17.3%

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole.  Total revenue for the three months ended October 31, 2013and 2012 is summarized in the following table:

Three Months Ended October 31,
2013	2012	Change in Dollars	Change in Percent

$799,482	$847,205	$(47,723)	-6%

Our sales declined 6% in the three months ended October 31, 2013 compared to the three months ended October 31, 2012, mainly as a result of a large portion of our products reaching the end of their product life cycle. We expect revenue to increase from introducing wireless device modules including new secure digital input output (“SDIO”) cards, non-healthcare related wireless devices including solar toothbrushes that utilize LED light technology

Customer Concentration Information
Two customers accounted for more than 10% of total revenue for the three months ended October 31, 2013, and two customers accounted for more than 10% for the three months ended October 31, 2012.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our NRE projects. Our cost of sales for the three months ended October 31, 2013 and 2012 are summarized in the following table:

Three Months Ended October 31,
2013	2012	Change in Dollars	Change in Percent

$395,273	$419,545	$(24,272)	-6%

Our cost of sales declined by 6% in the three months ended October 31, 2013 compared to the three months ended October 31, 2012.  The decrease in cost of sales matched the decrease in revenue for the period.

Gross Profit & Gross Margin

Our gross profit declined by 5% from $427,660 in the three months ended October 31, 2012 to $404,209 in the three months ended October 31, 2013.  The decrease in gross profit matched the decrease in revenue and cost of sales.  Our gross margin will continue to be affected by a variety of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices on sales of our products, the stages of our product life cycle, and the introduction of new products.

Operating Expenses

Three Months Ended October 31,
2013	2012	Change in Dollars	Change in Percent

$278,942	$281,038	$(2,096)	-1%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses.  Overall operating expenses decreased by $2,096 for the three months ended October 31, 2013 compared to the same period in 2012, a decrease of 1%.

Depreciation expense was $4,134 for the three months ended October 31, 2013 and $1,544 for the three months ended October 31, 2012.  Our depreciation rate policy remained unchanged.  The increase was due to purchase some new fixed assets during the year.

Our professional fees decreased to $27,294 in the three months ended October 31, 2013 from $63,868 in the three months ended October 31, 2012.  Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010.  The majority of the decrease in professional fees for the three months ended October 31, 2013 was due to reductions in legal service expenses.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  Our selling, general and administrative expenses increased by $31,888 or 15% to $247,514 in the three months ended October 31, 2013 from $215,626 in the three months ended October 31, 2012.

The increase was mainly due to increase in R&D expenditures, salary and public relations fees.

Income from Operations

Income from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit.  Our income from operations declined from an income of $146,622 in the three months ended October 31, 2012 to a net income of $123,381 in the three months ended October 31, 2013, with decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges.  We  had a net other expense of $286 for the three months ended October 31, 2013 compared to no other income and expenses, net, for the three months ended October 31, 2012.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2013 and 2012 was 42.8%.  We made no provisions for income taxes in either the first three months of 2012 or 2011 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income

Net income for the three months ended October 31, 2013 and 2012 is summarized in the following table:

Three Months Ended October 31,
			Change in
2013	2012	Change in Dollars	Percent

$123,381	$146,623	$(23,242)	-16%

For the three months ended October 31, 2013, net income was $123,381, a decrease of 16% compared to the three months ended October 31, 2012 net income of $146,623.  The decrease in net income for the three months ended October 31, 2013 was due to decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees.

Capital Resources and Liquidity

Cash and cash equivalents were $537,205 at October 31, 2013 and $596,871 at July 31, 2013. The net decrease in cash over the period was mainly due to the decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees.  Our total current assets declined 27% to $767,563 at October 31, 2013 from $1,045,712 at July 31, 2013 while our current liabilities decreased by 86% to $64,430 at October 31, 2013 from $444,790 at July 31, 2013. Total working capital increased to $703,133 at October 31, 2013 compared to a positive working capital of $600,922 at July 31, 2013, an increase of $102,211.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended July 31, 2013, which was filed with the Securities and Exchange Commission on October 29, 2013.

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since July 31, 2013.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On December 1, 2013 (the “Effective Date”), the Company entered into in an Amended and Restated Employment Agreement (the “Agreement”) with John Hwang as Chief Executive Officer, which provides for a three year term initially commencing on the Effective Date and subject to automatic one year renewals thereafter unless the Agreement is terminated in accordance with its terms. Pursuant to the terms of the Agreement, Mr. Hwang shall receive an issuance of 2,950,000 shares of the Company’s Series A Convertible Stock, par value $0.001 per share, as well as an annual base salary of $264,000.00.  Mr. Hwang will also be eligible for annual cash incentive compensation as determined by the Company’s Compensation Committee.

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

Date: December 16, 2013	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: December 16, 2013	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

