Form 10-Q
period 2014-01-31
AMBICOM HOLDINGS, INC
filed 2014-03-17
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of March 17, 2014, the Registrant had 11,322,280 shares of common stock, par value $0.008 per share, issued and outstanding.

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMNT’S DISCUSSION AND ANALYSIS OF PLANS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES	21

PART II OTHER INFORMATION	22

ITEM 1. LEGAL PROCEEDINGS	22

ITEM 1A. RISK FACTORS	22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. MINE SAFETY DISCLOSURES	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	23

SIGNATURES

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Condensed Consolidated Balance Sheets as of January 31, 2014(Unaudited) and July 31, 2013 (Audited)	4

Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended January 31, 2014 and 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months and Six Months Ended January 31, 2014 and 2013 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements for the Three Months and Six Months Ended January 31, 2014. For Interim, Comparison is Made to Both July 31, 2013 and January 31, 2013 (Unaudited)	7

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2014	2013
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$407,989	$596,871
Accounts receivable, net of allowance for doubtful accounts of $26 and $26 as of January 31, 2014 and July 31, 2013, respectively	212,329	191,835
Inventory, net of reserve balances of $2,080 and $10,360 as of January 31, 2014 and July 31, 2013, respectively	84,993	89,732
Prepaid expenses and other current assets	104,568	167,274
Total current assets	809,879	1,045,712

Property and equipment, net	110,527	15,201
Deposit	20,695	20,695
Total assets	$941,101	$1,081,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$86,009	$39,077
Accounts payable - other	24,485	23,733
Deferred revenue	1,980	381,980
Notes payable - current portion	15,688	-
Total current liabilities	128,162	444,790

Notes payable, net of current	65,429	-

Total liabilities	193,591	444,790

Commitment and contingency (Note 10)

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 11,322,280 and 10,806,520 shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	90,576	86,449
Preferred stock, Series A, $0.001 per share; 10,000,000 shares authorized; 10,000,000 and 7,050,000 shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	10,000	7,050
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,475 and 262,475 shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	2,100	2,100
Additional paid in capital	11,590,919	11,493,738
Accumulated deficit	(10,946,085)	(10,952,519)
Total stockholders’ equity	747,510	636,818
Total liabilities and stockholders’ equity	$941,101	$1,081,608

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Sales	$442,954	$785,717	$1,242,435	$1,632,921

Cost of sales	182,985	337,825	578,258	757,370

Gross profits	259,969	447,892	664,177	875,551

Operating Expenses
Depreciation	7,053	1,576	11,187	3,120
Professional fees	148,624	76,005	175,918	139,873
Selling and general expenses	220,217	215,990	467,731	431,617
Total operating expenses	375,894	293,571	654,836	574,610

Income (Loss) from operations	(115,925)	154,321	9,341	300,941

Other income (expense)
Other income and expense, net	-	-	-	-
Interest income (expense), net	(894)	1	(1,181)	2
Net other income (expense)	(894)	1	(1,181)	2

Total income (loss) before income taxes	(116,819)	154,322	8,160	300,943

Income taxes	-	-	1,600	-

Net income (Loss)	$(116,819)	$154,322	$6,560	$300,943

Net income (Loss) per share - basic	$(0.010)	$0.015	$0.001	$0.030

Net income (Loss) per share - diluted	$(0.006)	$0.009	$0.000	$0.017

Weighted average shares outstanding — basic	11,434,147	10,090,760	10,995,366	10,090,760

Weighted average shares outstanding — diluted	20,403,622	17,403,235	18,781,269	17,403,235

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JANUARY 31,

	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$6,560	$300,943
Net income items not affecting cash:
Depreciation and amortization	11,187	3,120
Stock-based compensation	4,181	4,700
Issuance of stock to board member for advisory services	47,000	20,000
Issuance of stock to investment firm	50,000	-
Issuance of Preferred A stock to Officer	2,950	-
Increase in bad debt reserve	-	110
Increase (decrease) in reserve for inventory loss	101	(19,350)

Decrease / ( Increase) in operating assets:
Accounts receivable	(20,494)	104,752
Inventory	4,638	62,417
Prepaid expense	62,709	7,697

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	62,276	32,118
Accrued payable - other	(14,593)	(14,081)
Unearned revenue	(380,000)	(27,007)

Net cash provided by (used in) operating activities	(163,485)	475,419

Cash flows from investing activities:
Capital expenditures	(106,514)	(966)

Net cash used in investing activities	(106,514)	(966)

Cash flows from financing activities:
Proceeds from notes payable	82,165	-
Payments on notes payable	(1,048)	(30,000)
Net cash provided by (used in) financing activities	81,117	(30,000)

Net increase (decrease) in cash and cash equivalents	(188,882)	444,453

Cash and cash equivalents, beginning of period	596,871	249,327

Cash and cash equivalents, end of period	$407,989	$693,780

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$1,181	$-

AMBICOM HOLDINGS, INC.

NOTE TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS.

FOR INTERIM, COMPARISON IS MADE TO BOTH 07/31/13 AND 1/31/14(UNAUDITED)

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

In addition, contemporaneously with the Closing, the Company and its former principal stockholder, Ms. Kato, split-off its wholly owned subsidiary, MCI Acquisition Corp., a newly-formed Nevada corporation (“MCAC”), whereby the Company assigned all of its previous operating assets to MCAC in consideration for the assumption of all of the Company’s liabilities to Ms. Kato, who is currently the principal shareholder of MCI and the retirement and cancellation of Ms. Kato’s 6,000,000 shares of Common Stock pursuant to the terms and conditions of a split-off agreement by and among the Company, Ms. Kato, and MCAC (the “Split-Off Agreement”).

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

Details of the Company’s subsidiary as of January 31, 2014are as follows:

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $26 as of January 31, 2014and $26 as of July 31, 2013, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of January 31, 2014and July 31, 2013, the value of the inventory reserve was $2,080 and $10,360, respectively.

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

j) Stock-Based Compensation - The Company adopted ASC Topic 718 “Share-Based Payment”. As permitted, the Company elected to adopt disclosure-only provisions of ASC Topic 718 in accordance with generally accepted accounting principles. Under the provisions of Topic ASC 718, compensation expense is recognized based on the fair value of options on the grant date.

k) Fair Value of Financial Instruments - ASC Topic 820, “Fair Value Measurements”, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables at January 31, 2014.

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	January 31, 2014		July 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$407,989	$407,989	$596,871	$596,871
Accounts receivable	212,329	212,329	$191,835	$191,835

Financial liabilities:
Accounts payable and accrued liabilities	$110,494	$110,494	$62,810	$62,810
Auto loan	$81,117	$78,858	0	0

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at:

		Fair value measurements at reporting date using
	January 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	81,117			78,858

		Fair value measurements at reporting date using
	July 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	0			0

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk. The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of January 31, 2014 and July 31, 2013, management does not believe they are exposed to any significant risk on their cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

One customer accounted for $210,000 (99%) of receivables at January 31, 2014while one customer accounted for $190,000 (99%) of receivables at July 31, 2013.

Two customers accounted for $210,000 (47%) and $196,750(44%) of revenue for the three months ended January 31, 2014and two customers accounted for $554,724 (71%) and $174,900 (22%) of revenue for the three months ended January 31, 2013.Three customers accounted for $776,200 (62%), $196,750 (16%), and $165,000 (13%) of the revenues for the six months ended January 31, 2014 and three customers accounted for $1,010,724 (62%), $300,000 (18%), and $174,900 (11%) of the revenues for the six months ended January 31, 2013, respectively.

One vendor accounted for $62,000 (72%) of accounts payable as of January 31, 2014and three vendors accounted for $20,000 (54%), $5,054 (13%), and $4,400 (12%) of accounts payable as of July 31, 2013, respectively.

One vendor accounted for $154,187 (87%) of the purchases for the three months ended January 31, 2014, and one vendor accounted for $374,724 (97%) of the purchases for the three months ended January 31, 2013.One vendor accounted for $530,567 (94%) of the purchases for the six months ended January 31, 2014, and one vendor accounted for $680,724 (96%) of the purchases for the six months ended January 31, 2013, respectively.

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

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $407,989 and $596,871 at January 31, 2014and July 31, 2013, respectively. Our working capital was a positive balance of $681,717 and a positive balance of $600,922 at January 31, 2014and July 31, 2013, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. For the year-ended July 31, 2013, 7,050,000 shares of Series A were issued and outstanding. There are currently 10,000,000 shares of Series A outstanding as of January 31, 2014. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted. In December 2013, an amendment was filed with the Secretary of State of Nevada whereby the total of Series A Convertible Preferred Shares authorized increased to 10,000,000 shares.

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

For the year-ended July 31, 2013, there were 262,475 shares of Series B Convertible Preferred Stock outstanding. There are currently 262,475 shares of Series B outstanding as of January 31, 2014.

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

Options

As of January 31, 2014, there were options issued and outstanding for the purchases of 343,000 shares of Common Stock.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge for the three months ended January 31, 2014 and $446 for the six months ended January 31, 2014 in connection with the issuance and vesting of these options.

On May 1, 2012, 250,000 options were granted to two employees at an exercise price of $0.09 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $732 for the three months ended January 31, 2014and $1,466 for the six months ended January 31, 2014 in connection with the issuance and vesting of these options.

On September 1, 2012, 75,000 options were granted to two employees at an exercise price of $0.03 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.59%; volatility of 67%; expected life of 10 years; and all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $891 for the three months ended January 31, 2014 and $382 for the six months ended January 31, 2014 in connection with the issuance and vesting of these options.

On January 15, 2014, 305,000 options were granted to four employees at an exercise price of $0.16 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.87%; volatility of 72%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $1,508 for the three months ended January 31, 2014 in connection with the issuance and vesting of these options. At January 31, 2014, 807,778 options remain available for future grant under the Plan.

As of January 31, 2014, there were options outstanding under the 2010 Plan to purchase 250,000 shares of Common Stock at a purchase price of $0.20 per share, 250,000 shares of Common Stock at a purchase price of $0.09 per share, 75,000 shares of Common Stock at a purchase price of $0.03 per share and 305,000 shares of Common Stock at a purchase price of $0.16 per share.

Common Stock

In September 2011, the Company Amended and Restated its Articles of Incorporation decreasing authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. Before the amendment, there were 52,577,445 shares outstanding as of July 31, 2011. After the amendment, there were 11,322,280 shares and 10,806,520 shares outstanding as of January 31, 2014 and July 31, 2013, respectively.

NOTE 5 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended January 31, 2014and 2013 were $7,053 and $1,576, respectively. Depreciation expense for the six months ended January 31, 2014and 2013 were $11,187 and $3,120, respectively.

	January 31, 2014	July 31, 2013
Furniture and fixture	$27,634	$27,634
Machinery and equipment	27,540	26,305
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
Vehicle	105,278	-
	525,854	419,341
Accumulated depreciation	(415,327)	(404,140)
Property and equipment, net	$110,527	$15,201

NOTE 6 – Revolving Line of Credit

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

As of July 2013, the Company chose not to renew this credit line and did not have a balance as of January 31, 2014.

The Company incurred net interest expenses of $894 for the three months ended January 31, 2014and interest income of $1 during the three months ended January 31, 2013. The Company incurred net interest expenses of $1,181 for the six months ended January 31, 2014and interest income of $2 during the six months ended January 31, 2013.

NOTE 7 - Notes Payable

Notes payable, which are unsecured, consist of the following as of January 31, 2014and July 31, 2013:

Notes Payable Consist of the Following at:
	January 31, 2014	July 31, 2013
Note payable to Bank of America, Auto Loan	$81,117	$-

Total notes payable	81,117	-

Less current portion	15,688

Long-term notes payable	$65,429	$-

NOTE 8 – Income Taxes

The consolidated income tax expense for the 6 months ended January 31, 2014and 2013 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending July 31, 2014 and 2013, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of January 31, 2014. There have been no material changes in unrecognized tax benefits at January 31, 2014.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of January 31, 2014, the statute of limitations for examining the Company’s federal income tax returns has not expired for the years ended July 31, 2010 through 2012. As of January 31, 2014, the statutes of limitation for tax examinations in the state of California have not expired for tax returns filed for the years ended July 31, 2009 through 2012.

The Company did not make any provision for income taxes in the three months ended January 31, 2014. Our effective tax rate take into consideration federal and state minimum tax rates, foreign taxes and net operating loss (“NOL”) carry-forwards.

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

NOTE 9 – Commitments and Contingencies

The Company leases its office and warehouse. The Company signed a new lease for its office and warehouse effective March 1, 2011 at a new location. The maturity date for the lease is May 2016. The minimum rental commitments under the lease are as follows:

Year Ending July 31:
2014	$28,584
2015	58,007
2016	49,537

Total	$136,128

The rent expense for the three months ended January 31, 2014and 2013 was $13,419 and $13,419, respectively. The rent expense for the six months ended January 31, 2014and 2013 was $26,837 and $26,837, respectively.

NOTE 10 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there was no reportable subsequent event to be disclosed.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	41.3%	43.0%	46.5%	46.4%

Gross profits	58.7%	57.0%	53.5%	53.6%

Operating Expenses
Depreciation	1.6%	0.2%	0.9%	0.2%
Professional fees	33.6%	9.7%	14.2%	8.6%
Selling and general expenses	49.7%	27.5%	37.6%	26.4%
Total operating expenses	84.9%	37.4%	52.7%	35.2%

Income (loss) from operations	-26.2%	19.6%	0.8%	18.4%

Other income (expense)
Other income and expense, net	0.0%	0.0%	0.0%	0.0%
Interest expense, net	-0.2%	0.0%	-0.1%	0.0%
Net other income (expense)	-0.2%	0.0%	-0.1%	0.0%

Total income (loss) before income taxes	-26.4%	19.6%	0.7%	18.4%

Income taxes	0.0%	0.0%	0.1%	0.0%

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Total revenue for the three months and six months ended January 31, 2014 and January 31, 2013 is summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,

2014	2013	Change in Dollars	Change in Percent	2014	2013	Change in Dollars	Change in Percent

$442,954	$785,717	$(342,763)	-44%	$1,242,435	$1,632,921	$(390,486)	-24%

Our sales declined 44% in the three months ended January 31, 2014compared to the three months ended January 31, 2013. Our sales declined by 24% in the six months ended January 31, 2014 compared to the six months ended January 31, 2013. This decline is mainly as a result of a large portion of our products reaching the end of their product life cycle. We expect revenue to increase from introducing wireless device modules including new secure digital input output (“SDIO”) cards, non-healthcare related wireless devices including solar toothbrushes that utilize LED light technology

Customer Concentration Information

Two customers accounted for more than 10% of total revenue for the three months ended January 31, 2014, and two customers accounted for more than 10% for the three months ended January 31, 2013. Three customers accounted for more than 10% of total revenue for the six months ended January 31, 2014, and three customers accounted for more than 10% for the six months ended January 31, 2013.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our NRE projects. Our cost of sales for the three and six months ended January 31, 2014and 2013 are summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2014	2013	Change in Dollars	Change in Percent	2014	2013	Change in Dollars	Change in Percent

$182,985	$337,825	$(154,840)	-46%	$578,258	$757,370	$(179,112)	-24%

Our cost of sales declined by 46% in the three months ended January 31, 2014compared to the three months ended January 31, 2013.Our cost of sales declined by 24% in the six months ended January 31, 2014 compared to the six months ended January 31, 2013. The decrease in cost of sales matched the decrease in revenue for the period.

Gross Profit & Gross Margin

Our gross profit declined by 42% from $447,892 in the three months ended January 31, 2013to $259,969 in the three months ended January 31, 2014.Our gross profit declined by 24% from $875,551 in the six months ended January 31, 2013 to $664,177 in the six months ended January 31, 2014. The decrease in gross profit matched the decrease in revenue and cost of sales. Our gross margin will continue to be affected by a variety of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices on sales of our products, the stages of our product life cycle, and the introduction of new products.

Operating Expenses

Three Months Ended January 31,				Six Months Ended January 31,
2014	2013	Change in Dollars	Change in Percent	2014	2013	Change in Dollars	Change in Percent

$375,894	$293,571	$82,323	28%	$654,836	$574,610	$80,226	14%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses. Overall operating expenses increased by $82,323 for the three months ended January 31, 2014 compared to the same period in 2013, an increase of 28%. Overall operating expenses increased by $80,226 for the six months ended January 31, 2014 compared to the same period in 2013, an increase of 14%.

Depreciation expense was $7,053 for the three months ended January 31, 2014and $1,576 for the three months ended January 31, 2013. Depreciation expense was $11,187 for the six months ended January 31, 2014and $3,120 for the six months ended January 31, 2013. Our depreciation rate policy remained unchanged. The increase was due to purchase new fixed assets during the year.

Our professional fees increased to $148,624 in the three months ended January 31, 2014from $76,005 in the three months ended January 31, 2013.Our professional fees increased to $467,731 in the six months ended January 31, 2014from $431,617 in the six months ended January 31, 2013. Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010. The majority of the increase in professional fees for the three months ended January 31, 2014 was due to increase in public relation service expenses.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our selling, general and administrative expenses increased by $4,227 or 2% to $220,217 in the three months ended January 31, 2014from $215,990 in the three months ended January 31, 2013.Our selling, general and administrative expenses increased by $36,114 or 8% to $467,731 in the six months ended January 31, 2014from $431,617 in the six months ended January 31, 2013.

The increase was mainly due to increase in health Insurance expense, salary, public relations and Advisory fees.

Income (Loss) from Operations

Income from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit. Our income from operations declined from an income of $154,321 in the three months ended January 31, 2013 to a net loss of $115,925 in the three months ended January 31, 2014.Our income from operations declined from an income of $300,941 in the six months ended January 31, 2013 to a net income of $9,341in the six months ended January 31, 2014, with decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges. We had a net expense of $894 for the three months ended January 31, 2014compared to a net income of $1 for the three months ended January 31, 2013.We had a net expense of $1,181 for the six months ended January 31, 2014compared to a net income of $2for the six months ended January 31, 2013.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2013 and 2012 was 42.8%. We made no provisions for income taxes in either the first three months of 2012 or 2011 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income

Net income for the three months and six months ended January 31, 2014and 2013 is summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2014	2013	Change in Dollars	Change in Percent	2014	2013	Change in Dollars	Change in Percent

$(116,819)	$154,322	$(271,141)	-176%	$6,560	$300,943	$(294,383)	-98%

For the three months ended January 31, 2014, the net loss was $116,819; a decrease of 176% compared to the three months ended January 31, 2013 with a net income of $154,322. For the six months ended January 31, 2014, the net income was $6,560; a decrease of 98% compared to the six months ended January 31, 2013 with a net income of $300,943. The decrease in net income for the three months and six month ended January 31, 2014was due to decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees.

Capital Resources and Liquidity

Cash and cash equivalents were $407,989 at January 31, 2014 and $596,871 at July 31, 2013. The net decrease in cash over the period was mainly due to the decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees. Our total current assets declined 23% to $809,878 at January 31, 2014from $1,045,712 at July 31, 2013 while our current liabilities decreased by 71% to $128,162 at January 31, 2014from $444,790 at July 31, 2013. Total working capital increased to $681,717 at January 31, 2014compared to a positive working capital of $600,922 at July 31, 2013, an increase of $80,795.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

ITEM 4. Controls and Procedures

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled in favor of the Company under the Shih Lin District Court of Taiwan on August 20, 2008. The Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of January 31, 2014, the company has paid $559,000 towards the settlement. There is no remaining payment due under the settlement.

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 2, 2013, the Company issued 50,000 shares of restricted common stock to a consultant for advisory services.

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

ITEM 6. Exhibits

Exhibit
Number	Exhibit Title

31.1	Certification by John Hwang pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification by John Hwang pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification by John Hwang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by John Hwang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of AmbiCom Holdings, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

Date: March 17, 2014	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 17, 2014	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

