Form 10-Q
period 2014-04-30
AMBICOM HOLDINGS, INC
filed 2014-06-16
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of June 16, 2014, the Registrant had 26,061,287 shares of common stock, par value $0.008 per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Condensed Consolidated Balance Sheets as of April 30, 2014 (Unaudited) and July 31, 2013 (Audited)	4

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended April 30, 2014 and 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended April 30, 2014 and 2013 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements for the Three Months and Nine Months Ended April 30, 2014. For Interim, Comparison is Made to Both July 31, 2013 and April 30, 2013 (Unaudited)	7

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$249,212	$596,871
Accounts receivable, net of allowance for doubtful accounts of $26 and $26 as of April 30, 2014 and July 31, 2013, respectively	445,640	191,835
Inventory, net of reserve balances of $7,551 and $10,360 as of April 30, 2014 and July 31, 2013, respectively	72,556	89,732
Prepaid expenses and other current assets	85,406	167,274
Total current assets	852,814	1,045,712

Property and equipment, net	104,039	15,201
Deposit	20,695	20,695
Total assets	$977,548	$1,081,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$69,167	$39,077
Accounts payable - other	25,791	23,733
Deferred revenue	11,880	381,980
Notes payable - current portion	15,688	-
Total current liabilities	122,526	444,790

Notes payable, net of current	62,206	-

Total liabilities	184,732	444,790

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 11,442,473 and 10,806,520 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	91,537	86,449
Preferred stock, Series A, $0.001 per share; 10,000,000 shares authorized; 10,000,000 and 7,050,000 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	10,000	7,050
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,475 and 262,475 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	2,100	2,100
Additional paid in capital	11,620,594	11,493,738
Accumulated deficit	(10,931,415)	(10,952,519)
Total stockholders’ equity	792,816	636,818
Total liabilities and stockholders’ equity	$977,548	$1,081,608

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Sales	$476,684	$698,570	$1,719,120	$2,331,492

Cost of sales	196,886	312,208	775,144	1,070,312

Gross profits	279,798	386,362	943,976	1,261,180

Operating Expenses
Depreciation	6,488	1,578	17,675	4,698
Professional fees	38,470	36,385	214,389	176,259
Selling and general expenses	221,386	261,804	689,117	692,686
Total operating expenses	266,344	299,767	921,181	873,643

Income from operations	13,454	86,595	22,795	387,537

Other income (expense)
Other income and expense, net	2,000	-	2,000	-
Interest income (expense), net	(785)	1	(1,965)	3
Net other income	1,215	1	35	3

Total income before income taxes	14,669	86,596	22,830	387,540

Income taxes	-	-	1,600	-

Net income	$14,669	$86,596	$21,230	$387,540

Net income per share - basic	$0.001	$0.008	$0.002	$0.037

Net income per share - diluted	$0.001	$0.005	$0.001	$0.022

Weighted average shares outstanding — basic	11,382,377	10,806,520	11,099,146	10,366,195

Weighted average shares outstanding — diluted	22,068,948	18,118,995	19,524,301	17,678,670

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED APRIL 30,

	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$21,230	$387,540
Net income items not affecting cash:
Depreciation and amortization	17,675	4,698
Stock-based compensation	9,818	7,106
Issuance of stock to board member for advisory services	47,000	20,000
Issuance of stock to investment firm	50,000	-
Issuance of Preferred A stock to officer	2,950	-
Increase in bad debt reserve	-	483
Increase in reserve for inventory loss	5,471	7,754

Increase / (Decrease) in operating assets:
Accounts receivable	(253,805)	216,255
Inventory	11,706	89,296
Prepaid expense	81,868	(29,212)

Decrease / (Increase) in operating liabilities:
Accounts payable - trade	45,434	28,211
Accrued payable - other	(13,286)	(23,080)
Unearned revenue	(370,100)	(215,004)

Net cash provided by (used in) operating activities	(344,039)	494,047

Cash flows from investing activities:
Capital expenditures	(106,514)	(1,075)

Net cash used in investing activities	(106,514)	(1,075)

Cash flows from financing activities:
Proceeds from sale of common stock	25,000	-
Proceeds from notes payable	77,894	-
Payments on notes payable	-	(54,000)

Net cash provided by (used in) financing activities	102,894	(54,000)

Net increase (decrease) in cash and cash equivalents	(347,659)	438,972

Cash and cash equivalents, beginning of period	596,871	249,327

Cash and cash equivalents, end of period	$249,212	$688,299

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$1,965	$-

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

Details of the Company’s subsidiary as of April 30, 2014 are as follows:

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $26 as of April 30, 2014 and $26 as of July 31, 2013, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of April 30, 2014 and July 31, 2013, the value of the inventory reserve was $7,551 and $10,360, respectively.

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

k) Fair Value of Financial Instruments - ASC Topic 820, “Fair Value Measurements”, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables at April 30, 2014.

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	April 30, 2014		July 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$249,212	$249,212	$596,871	$596,871
Accounts receivable	$445,640	$445,640	$191,835	$191,835

Financial liabilities:
Accounts payable and accrued liabilities	$94,958	$94,958	$62,810	$62,810
Auto loan	$77,894	$71,651	0	0

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at:

		Fair value measurements at reporting date using
	April 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	77,894			71,650

		Fair value measurements at reporting date using
	July 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	0			0

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

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk. The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of April 30, 2014 and July 31, 2013, management does not believe they are exposed to any significant risk on their cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

Two customers accounted for $294,000 (66%) and $150,000 (34%) of receivables at April 30, 2014 while one customer accounted for $190,000 (99%) of receivables at July 31, 2013.

Two customers accounted for $294,000 (62%) and $150,000 (31%) of revenue for the three months ended April 30, 2014 and two customers accounted for $418,000 (60%) and $198,000 (28%) of revenue for the three months ended April 30, 2013. Three customers accounted for $1,070,200 (62%), $206,250 (12%), and $184,995 (11%) of the revenues for the nine months ended April 30, 2014 and two customers accounted for $1,428,724 (61%) and $300,000 (13%) of the revenues for the nine months ended April 30, 2013, respectively.

Two vendors accounted for $52,000 (75%) and $8,791 (13%) of accounts payable as of April 30, 2014 and three vendors accounted for $20,000 (53%), $5,054 (13%), and $4,400 (12%) of accounts payable as of July 31, 2013, respectively.

One vendor accounted for $178,360 (97%) of the purchases for the three months ended April 30, 2014, and three vendors accounted for $158,485 (52%), $83,800 (28%), and $47,200 (16%) of the purchases for the three months ended April 30, 2013. One vendor accounted for $708,927 (95%) of the purchases for the nine months ended April 30, 2014, and one vendor accounted for $839,209 (83%) of the purchases for the nine months ended April 30, 2013, respectively.

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

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $249,212 and $596,871 at April 30, 2014 and July 31, 2013, respectively. Our working capital was a positive balance of $730,288 and a positive balance of $600,922 at April 30, 2014 and July 31, 2013, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. For the year-ended July 31, 2013, 7,050,000 shares of Series A were issued and outstanding. There are currently 10,000,000 shares of Series A outstanding as of April 30, 2014. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted. In December 2013, an amendment was filed with the Secretary of State of Nevada whereby the total of Series A Convertible Preferred Shares authorized increased to 10,000,000 shares.

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

For the year-ended July 31, 2013, there were 262,475 shares of Series B Convertible Preferred Stock outstanding. There are currently 262,475 shares of Series B outstanding as of April 30, 2014.

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

Options

As of April 30, 2014, there were options issued and outstanding for the purchases of 343,000 shares of Common Stock.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge for the three months ended April 30, 2014 and $446 for the nine months ended April 30, 2014 in connection with the issuance and vesting of these options.

On May 1, 2012, 250,000 options were granted to two employees at an exercise price of $0.09 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $732 for the three months ended April 30, 2014 and $2,196 for the nine months ended April 30, 2014 in connection with the issuance and vesting of these options.

On September 1, 2012, 75,000 options were granted to two employees at an exercise price of $0.03 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.59%; volatility of 67%; expected life of 10 years; and all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $381 for the three months ended April 30, 2014 and $1,144 for the nine months ended April 30, 2014 in connection with the issuance and vesting of these options.

On January 15, 2014, 305,000 options were granted to four employees at an exercise price of $0.16 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.87%; volatility of 72%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $4,524 for the three months ended April 30, 2014 and $6,032 for the nine months ended April 30, 2014 in connection with the issuance and vesting of these options. At April 30, 2014, 807,778 options remain available for future grant under the Plan.

As of April 30, 2014, there were options outstanding under the 2010 Plan to purchase 250,000 shares of Common Stock at a purchase price of $0.20 per share, 250,000 shares of Common Stock at a purchase price of $0.09 per share, 75,000 shares of Common Stock at a purchase price of $0.03 per share and 305,000 shares of Common Stock at a purchase price of $0.16 per share.

Common Stock

In September 2011, the Company Amended and Restated its Articles of Incorporation decreasing authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. Before the amendment, there were 52,577,445 shares outstanding as of July 31, 2011. After the amendment, there were 11,442,473 shares and 10,806,520 shares outstanding as of April 30, 2014 and July 31, 2013, respectively.

NOTE 5 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended April 30, 2014 and 2013 were $6,488 and $1,578, respectively. Depreciation expense for the nine months ended April 30, 2014 and 2013 were $17,675 and $4,698, respectively.

	April 30, 2014	July 31, 2013
Furniture and fixture	$27,634	$27,634
Machinery and equipment	27,540	26,305
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
Vehicle	105,278	-
	525,854	419,341
Accumulated depreciation	(421,815)	(404,140)
Property and equipment, net	$104,039	$15,201

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

As of July 2013, the Company chose not to renew this credit line and did not have a balance as of April 30, 2014.

NOTE 7 - Note Payable

Note payable, which is unsecured, consists of the following as of April 30, 2014 and July 31, 2013:

Note Payable Consist of the Following at:

	April 30, 2014	July 31, 2013
Note payable to Bank of America, Auto Loan	$77,894	$-
Total note payable	77,894	-
Less current portion	15,688
Long-term note payable	$62,206	$-

NOTE 8 – Income Taxes

The consolidated income tax expense for the 6 months ended April 30, 2014 and 2013 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending July 31, 2014 and 2013, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of April 30, 2014. There have been no material changes in unrecognized tax benefits at April 30, 2014.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of April 30, 2014, the statute of limitations for examining the Company’s federal income tax returns has not expired for the years ended July 31, 2010 through 2012. As of April 30, 2014, the statutes of limitation for tax examinations in the state of California have not expired for tax returns filed for the years ended July 31, 2009 through 2012.

The Company did not make any provision for income taxes in the three months ended April 30, 2014. Our effective tax rate take into consideration federal and state minimum tax rates, foreign taxes and net operating loss (“NOL”) carry-forwards.

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

NOTE 9 – Commitments and Contingencies

The Company leases its office and warehouse. The Company signed a new lease for its office and warehouse effective March 1, 2011 at a new location. The maturity date for the lease is May 2016. The minimum rental commitments under the lease are as follows:

Year Ending July 31:
2014	$14,352
2015	58,007
2016	49,537

Total	$121,896

The rent expense for the three months ended April 30, 2014 and 2013 was $13,419 and $13,419, respectively. The rent expense for the nine months ended April 30, 2014 and 2013 was $40,256 and $40,256, respectively.

NOTE 10 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The management of the Company has determined that there was a reportable subsequent event to be disclosed as follows:

On May 1, 2014 (the “Effective Date”), the Company executed an Asset Purchase Agreement with Veloxum Corp., a Delaware corporation (“Veloxum”) to acquire all of Veloxum’s assets for hares of the Company’s common stock, par value $0.008 per share (the “Common Stock”), equal to three million dollars ($3,000,000) calculated based on the average closing price of the Common Stock during the thirty (30) trading days preceding February 25, 2014. On May 29, 2014, the Company consummated the closing of the acquisition (the “Closing”) and issued 13,100,437 shares of Common Stock to Veloxum (the “Issuance”). In connection with the Closing, Veloxum’s former CEO and co-founder, Kevin Cornell, was appointed as the President of the Company. and Veloxum’s CTO and co-founder, Michael Lazar, was appointed its CTO.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	41.3%	44.7%	45.1%	45.9%

Gross profits	58.7%	55.3%	54.9%	54.1%

Operating Expenses
Depreciation	1.4%	0.2%	1.0%	0.2%
Professional fees	8.1%	5.2%	12.5%	7.6%
Selling and general expenses	46.4%	37.5%	40.1%	29.7%
Total operating expenses	55.9%	42.9%	53.6%	37.5%

Income from operations	2.8%	12.4%	1.3%	16.6%

Other income (expense)
Other income and expense, net	0.4%	0.0%	0.1%	0.0%
Interest expense, net	-0.2%	0.0%	-0.1%	0.0%
Net other income	0.2%	0.0%	0.0%	0.0%

Total income before income taxes	3.0%	12.4%	1.3%	16.6%

Income taxes	0.0%	0.0%	0.1%	0.0%

Net income	3.0%	12.4%	1.2%	16.6%

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Total revenue for the three months and nine months ended April 30, 2014 and April 30, 2013 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2014	2013	Change in Dollars	Change in Percent	2014	2013	Change in Dollars	Change in Percent

$476,684	$698,570	$(221,886)	-32%	$1,719,120	$2,331,492	$(612,372)	-26%

Our sales declined 32% in the three months ended April 30, 2014 compared to the three months ended April 30, 2013. Our sales declined by 26% in the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013. This decline is mainly as a result of a large portion of our products reaching the end of their product life cycle. We expect revenue to increase from the acquisition of Assets of Veloxum Corporation, a performance management company that specialized in optimizing complex IT environments.

Customer Concentration Information

Two customers accounted for more than 10% of total revenue for the three months ended April 30, 2014, and two customers accounted for more than 10% of total revenue for the three months ended April 30, 2013. Three customers accounted for more than 10% of total revenue for the nine months ended April 30, 2014, and two customers accounted for more than 10% for the nine months ended April 30, 2013.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our NRE projects. Our cost of sales for the three and nine months ended April 30, 2014 and 2013 are summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2014	2013	Change in Dollars	Change in Percent	2014	2013	Change in Dollars	Change in Percent

$196,886	$312,208	$(115,322)	-37%	$775,144	$1,070,312	$(295,168)	-28%

Our cost of sales declined by 37% in the three months ended April 30, 2014 compared to the three months ended April 30, 2013. Our cost of sales declined by 28% in the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013. The decrease in cost of sales matched the decrease in revenue for the period.

Gross Profit & Gross Margin

Our gross profit declined by 28% from $386,362 in the three months ended April 30, 2013 to $279,798 in the three months ended April 30, 2014. Our gross profit declined by 25% from $1,261,180 in the nine months ended April 30, 2013 to $943,976 in the nine months ended April 30, 2014. The decrease in gross profit matched the decrease in revenue and cost of sales. Our gross margin will continue to be affected by a variety of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices on sales of our products, the stages of our product life cycle, and the introduction of new products.

Operating Expenses

Three Months Ended April 30,				Nine Months Ended April 30,
2014	2013	Change in Dollars	Change in Percent	2014	2013	Change in Dollars	Change in Percent

$266,344	$299,767	$(33,423)	-11%	$921,181	$873,643	$47,538	5%

Our operating expenses are categorized to include depreciation, professional fees and selling, general and administrative expenses. Overall operating expenses declined by $33,423 for the three months ended April 30, 2014 compared to the same period in 2013, a decrease of 11%. Overall operating expenses increased by $47,538 for the nine months ended April 30, 2014 compared to the same period in 2013, an increase of 5%.

Depreciation expense was $6,488 for the three months ended April 30, 2014 and $1,578 for the three months ended April 30, 2013. Depreciation expense was $17,675 for the nine months ended April 30, 2014 and $4,698 for the nine months ended April 30, 2013. Our depreciation rate policy remained unchanged. The increase was due to purchase new fixed assets during the year.

Our professional fees increased to $38,470 in the three months ended April 30, 2014 from $36,385 in the three months ended April 30, 2013. Our professional fees increased to $214,389 in the nine months ended April 30, 2014 from $176,259 in the nine months ended April 30, 2013. Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010. The majority of the increase in professional fees for the three months ended April 30, 2014 was due to increase in public relation service expenses.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our selling, general and administrative expenses declined by $40,418 or 15% to $221,386 in the three months ended April 30, 2014 from $261,804 in the three months ended April 30, 2013. Our selling, general and administrative expenses declined by $3,569 or 1% to $689,117 in the nine months ended April 30, 2014 from $692,686 in the nine months ended April 30, 2013.

The increase was mainly due to decline in public relations and Advisory fees.

Income from Operations

Income from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit. Our income from operations declined from an income of $86,595 in the three months ended April 30, 2013 to a net income of $13,454 in the three months ended April 30, 2014. Our income from operations declined from an income of $387,537 in the nine months ended April 30, 2013 to a net income of $22,795 in the nine months ended April 30, 2014, with decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges. We had a net income of $1,215 for the three months ended April 30, 2014 compared to a net income of $1 for the three months ended April 30, 2013. We had a net income of $35 for the nine months ended April 30, 2014 compared to a net income of $3 for the nine months ended April 30, 2013.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2013 and 2012 was 42.8%. We made no provisions for income taxes in either the first three months of 2012 or 2011 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income

Net income for the three months and nine months ended April 30, 2014 and 2013 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2014	2013	Change in Dollars	Change in Percent	2014	2013	Change in Dollars	Change in Percent

$14,669	$86,596	$(71,927)	-83%	$21,230	$387,540	$(366,310)	-95%

For the three months ended April 30, 2014, the net income was $14,669; a decrease of 83% compared to the three months ended April 30, 2013 with a net income of $86,596. For the nine months ended April 30, 2014, the net income was $21,230; a decrease of 95% compared to the nine months ended April 30, 2013 with a net income of $387,540. The decrease in net income for the three months and nine month ended April 30, 2014 was due to decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees.

Capital Resources and Liquidity

Cash and cash equivalents were $249,212 at April 30, 2014 and $596,871 at July 31, 2013. The net decrease in cash over the period was mainly due to the decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees. Our total current assets declined 21% to $827,815 at April 30, 2014 from $1,045,712 at July 31, 2013 while our current liabilities decreased by 72% to $122,526 at April 30, 2014 from $444,790 at July 31, 2013. Total working capital increased to $730,288 at April 30, 2014 compared to a positive working capital of $600,922 at July 31, 2013, an increase of $104,366.

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

Date: June 16, 2014	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: June 16, 2014	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

