Form 10-Q/A
period 2014-04-30
AMBICOM HOLDINGS, INC
filed 2014-07-11
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO.1)

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

EXPLANATORY NOTE

AmbiCom Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended April 30, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on June 16, 2014 (the “Original Filing”) to include the sale of 120,193 shares of the Registrant’s common stock, par value $0.008 per share, which was inadvertently omitted from the Original Filing.

2

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Condensed Consolidated Balance Sheets as of April 30, 2014(Unaudited) and July 31, 2013 (Audited)	5

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended April 30, 2014and 2013 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended April 30, 2014and 2013 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements for the Three Months and Nine Months Ended April 30, 2014. For Interim, Comparison is Made to Both July 31, 2013 and April 30, 2013 (Unaudited)	8

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2014	2013
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$249,212	$596,871
Accounts receivable, net of allowance for doubtful accounts of $26 and $26 as of April 30, 2014 and July 31, 2013, respectively	445,640	191,835
Inventory, net of reserve balances of $7,551 and $10,360 as of April 30, 2014 and July 31, 2013, respectively	72,556	89,732
Prepaid expenses and other current assets	85,406	167,274
Total current assets	852,814	1,045,712

Property and equipment, net	104,039	15,201
Deposit	20,695	20,695
Total assets	$977,548	$1,081,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$69,167	$39,077
Accounts payable - other	25,791	23,733
Deferred revenue	11,880	381,980
Notes payable - current portion	15,688	-
Total current liabilities	122,526	444,790

Notes payable, net of current	62,206	-

Total liabilities	184,732	444,790

Stockholders’ equity:
Common stock, $0.008 par value; 125,000,000 shares authorized; 11,442,473 and 10,806,520 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	91,537	86,449
Preferred stock, Series A, $0.001 per share; 10,000,000 shares authorized; 10,000,000 and 7,050,000 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	10,000	7,050
Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,475 and 262,475 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	2,100	2,100
Additional paid in capital	11,620,594	11,493,738
Accumulated deficit	(10,931,415)	(10,952,519)
Total stockholders’ equity	792,816	636,818
Total liabilities and stockholders’ equity	$977,548	$1,081,608

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

Details of the Company’s subsidiary as of April 30, 2014are as follows:

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

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of April 30, 2014and July 31, 2013, the value of the inventory reserve was $7,551 and $10,360, respectively.

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

Two customers accounted for $294,000 (66%) and $150,000 (34%) of receivables at April 30, 2014while one customer accounted for $190,000 (99%) of receivables at July 31, 2013.

Two customers accounted for $294,000 (62%) and $150,000(31%) of revenue for the three months ended April 30, 2014and two customers accounted for $418,000(60%) and $198,000 (28%)of revenue for the three months ended April 30, 2013.Three customers accounted for $1,070,200 (62%), $206,250 (12%), and $184,995 (11%) of the revenues for the nine months ended April 30, 2014 and two customers accounted for $1,428,724 (61%) and $300,000 (13%) of the revenues for the nine months ended April 30, 2013, respectively.

Two vendors accounted for $52,000 (75%) and $8,791 (13%) of accounts payable as of April 30, 2014and three vendors accounted for $20,000 (53%), $5,054 (13%), and $4,400 (12%) of accounts payable as of July 31, 2013, respectively.

One vendor accounted for $178,360 (97%) of the purchases for the three months ended April 30, 2014, and three vendors accounted for $158,485 (52%), $83,800 (28%), and $47,200 (16%) of the purchases for the three months ended April 30, 2013.One vendor accounted for $708,927 (95%) of the purchases for the nine months ended April 30, 2014, and one vendor accounted for $839,209 (83%) of the purchases for the nine months ended April 30, 2013, respectively.

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

NOTE 4 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $249,212 and $596,871 at April 30, 2014 and July 31, 2013, respectively. Our working capital was a positive balance of $730,288 and a positive balance of $600,922 at April 30, 2014and July 31, 2013, respectively.

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

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge for the three months ended April 30, 2014and $446 for the nine months ended April 30, 2014 in connection with the issuance and vesting of these options.

On May 1, 2012, 250,000 options were granted to two employees at an exercise price of $0.09 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $732 for the three months ended April 30, 2014and $2,196 for the nine months ended April 30, 2014 in connection with the issuance and vesting of these options.

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

On January 15, 2014, 305,000 options were granted to four employees at an exercise price of $0.16 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.87%; volatility of 72%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $4,524 for the three months ended April 30, 2014and $6,032 for the nine months ended April 30, 2014 in connection with the issuance and vesting of these options. At April 30, 2014, 807,778 options remain available for future grant under the Plan.

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

Kodiak Capital Group LLC Investment Agreement

On October 31, 2011, we entered into an Investment Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (the “Investor”) to purchase up to $1,000,000 of the Company’s Common Stock. In accordance with these agreements, the Company filed a registration statement on Form S-1, which was declared effective on January 25, 2013. The Investment Agreement allows the Company to sell Common Stock in increments of $25,000 at a per share purchase price equal to 80% of the volume weighted average price of the Common Stock over five consecutive trading days.

On March 25, 2014, the Company sold 120,193 shares of Common Stock to an investor for $25,000 in accordance with the provisions of an Investment Agreement between the Company and the Investor.

NOTE 5 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended April 30, 2014and 2013 were $6,488 and $1,578, respectively. Depreciation expense for the nine months ended April 30, 2014and 2013 were $17,675 and $4,698, respectively.

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

NOTE 7 - Note Payable

Note payable, which is unsecured, consists of the following as of April 30, 2014and July 31, 2013:

Note Payable Consist of the Following at:
	April 30, 2014	July 31, 2013
Note payable to Bank of America, Auto Loan	$77,894	$-

Total note payable	77,894	-

Less current portion	15,688

Long-term note payable	$62,206	$-

NOTE 8 – Income Taxes

The consolidated income tax expense for the 6 months ended April 30, 2014and 2013 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending July 31, 2014 and 2013, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

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

The rent expense for the three months ended April 30, 2014and 2013 was $13,419 and $13,419, respectively. The rent expense for the nine months ended April 30, 2014and 2013 was $40,256 and $40,256, respectively.

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

On March 25, 2014, the Company sold 120,193 shares of Common Stock for $25,000 to Kodiak Capital Group, LLC (the “Investor”). The Company entered into an Investment Agreement and a Registration Rights Agreement with the investor to purchase up to $1,000,000 of the Company's common stock on October 31, 2011. The facility set the purchase price at 80% of the volume weighted average price of the Common Stock over the preceding five consecutive trading days.

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

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering project fees. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules and mobile wireless products. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Total revenue for the three months and nine months ended April 30, 2014and April 30, 2013 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2014	2013	Change in Dollars	Change in Percent	2014	2013	Change in Dollars	Change in Percent

$476,684	$698,570	$(221,886)	-32%	$1,719,120	$2,331,492	$(612,372)	-26%

Our sales declined 32% in the three months ended April 30, 2014compared to the three months ended April 30, 2013. Our sales declined by 26% in the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013. This decline is mainly as a result of a large portion of our products reaching the end of their product life cycle. We expect revenue to increase from the acquisition of Assets of Veloxum Corporation, a performance management company that specialized in optimizing complex IT environments.

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

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our NRE projects. Our cost of sales for the three and nine months ended April 30, 2014and 2013 are summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2014	2013	Change in Dollars	Change in Percent	2014	2013	Change in Dollars	Change in Percent

$196,886	$312,208	$(115,322)	-37%	$775,144	$1,070,312	$(295,168)	-28%

Our cost of sales declined by 37% in the three months ended April 30, 2014compared to the three months ended April 30, 2013.Our cost of sales declined by28% in the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013. The decrease in cost of sales matched the decrease in revenue for the period.

Gross Profit & Gross Margin

Our gross profit declined by 28% from $386,362 in the three months ended April 30, 2013to $279,798 in the three months ended April 30, 2014.Our gross profit declined by 25% from $1,261,180 in the nine months ended April 30, 2013 to $943,976 in the nine months ended April 30, 2014. The decrease in gross profit matched the decrease in revenue and cost of sales. Our gross margin will continue to be affected by a variety of factors, including the product mix that our customers demand, changes in supply costs, outsourcing costs for ongoing projects, the average sales prices on sales of our products, the stages of our product life cycle, and the introduction of new products.

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

Depreciation expense was $6,488 for the three months ended April 30, 2014and $1,578 for the three months ended April 30, 2013. Depreciation expense was $17,675 for the nine months ended April 30, 2014and $4,698 for the nine months ended April 30, 2013. Our depreciation rate policy remained unchanged. The increase was due to purchase new fixed assets during the year.

Our professional fees increased to $38,470 in the three months ended April 30, 2014from $36,385 in the three months ended April 30, 2013.Our professional fees increased to $214,389 in the nine months ended April 30, 2014from $176,259 in the nine months ended April 30, 2013. Professional fees are a significant part of our operating expenses as a direct result of our reporting and filing requirements as a public company since the merger in 2010. The majority of the increase in professional fees for the three months ended April 30, 2014was due to increase in public relation service expenses.

Selling, general and administrative expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, selling, general and administrative expenses may from time to time include charges relating to insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our selling, general and administrative expenses declined by $40,418 or 15% to $221,386 in the three months ended April 30, 2014from $261,804 in the three months ended April 30, 2013.Our selling, general and administrative expenses declined by $3,569 or 1% to $689,117 in the nine months ended April 30, 2014from $692,686 in the nine months ended April 30, 2013.

The increase was mainly due to decline in public relations and Advisory fees.

Income from Operations

Income from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit. Our income from operations declined from an income of $86,595 in the three months ended April 30, 2013 to a net income of $13,454 in the three months ended April 30, 2014.Our income from operations declined from an income of $387,537 in the nine months ended April 30, 2013 to a net income of $22,795in the nine months ended April 30, 2014, with decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges. We had a net income of $1,215 for the three months ended April 30, 2014compared to a net income of $1 for the three months ended April 30, 2013.We had a net income of $35 for the nine months ended April 30, 2014compared to a net income of $3 for the nine months ended April 30, 2013.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2013 and 2012 was 42.8%. We made no provisions for income taxes in either the first three months of 2012 or 2011 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income

Net income for the three months and nine months ended April 30, 2014and 2013 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2014	2013	Change in Dollars	Change in Percent	2014	2013	Change in Dollars	Change in Percent

$14,669	$86,596	$(71,927)	-83%	$21,230	$387,540	$(366,310)	-95%

For the three months ended April 30, 2014, the net income was $14,669; a decrease of 83% compared to the three months ended April 30, 2013 with a net income of $86,596. For the nine months ended April 30, 2014, the net income was $21,230; a decrease of 95% compared to the nine months ended April 30, 2013 with a net income of $387,540. The decrease in net income for the three months and nine month ended April 30, 2014was due to decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees.

Capital Resources and Liquidity

Cash and cash equivalents were $249,212 at April 30, 2014 and $596,871 at July 31, 2013. The net decrease in cash over the period was mainly due to the decreases in revenue and gross profit accompanied by increases in selling, general and administrative expenses and professional fees. Our total current assets declined 21% to $827,815 at April 30, 2014from $1,045,712 at July 31, 2013 while our current liabilities decreased by 72% to $122,526 at April 30, 2014from $444,790 at July 31, 2013. Total working capital increased to $730,288 at April 30, 2014compared to a positive working capital of $600,922 at July 31, 2013, an increase of $104,366.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Exhibit Title

31.1	Certification by John Hwang pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification by John Hwang pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification by John Hwang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by John Hwang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q/A and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of AmbiCom Holdings, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 11, 2014	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 11, 2014	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

