Form 10-K
period 2014-07-31
AMBICOM HOLDINGS, INC
filed 2014-11-14
CIK 1444310

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Aggregate market value of common stock held by non-affiliates of the Registrant as of January 31, 2014: $6,334,781. As of November 14, 2014, the registrant had 27,758,046 shares of common stock, par value $0.008 per share, issued and outstanding.

Documents Incorporated by Reference: None.

AMBICOM HOLDINGS, INC.

TABLE OF CONTENTS

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

PART I

As used in this report, the terms “AmbiCom”, the “Company”, "we", "us", "our" and "our company" refer to AmbiCom Holdings, Inc.

Background

AmbiCom was organized under the laws of the State of Nevada on July 29, 2008. Prior to the Company’s acquisition of Veloxum Corp. (“Veloxum”) AmbiCom was a holding company whose operating company, AmbiCom, Inc., is a designer and developer of wireless products focusing on the wireless medical industry. AmbiCom’s wireless modules and devices are based on the Company’s innovative application software and Wi-Fi or Bluetooth® technologies. Following the Company’s acquisition of all of the assets of Veloxum, the Company has focused its operations on developing its application to optimize server configuration settings based upon our patented Active Continuous Optimization (“ACO”) Software, which helps realize the full potential of both virtualized and physical servers and workstations in an IT infrastructure and can assist organizations solve a number of performance related challenges.

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

ITEM1. BUSINESS

Company Overview

AmbiCom Holdings, Inc. (“AmbiCom Holdings” “the Company”, “us”, “our” or “we,”) was incorporated as Med Control, Inc. in the State of Nevada as a for-profit company on July 1, 2008 and established a fiscal year end of July 31. Prior to the Exchange, the Company was a development-stage company organized to sell a product called “Med Time”, an electronic and portable device aimed to control the doses and schedules of medications taken by elderly individuals. Following the Exchange with AmbiCom Acquisition Corp., we adopted the business plan of AmbiCom Acquisition Corp’s wholly-owned subsidiary, AmbiCom, Inc., a California corporation as a designer and developer wireless products focusing on the wireless medical industry. Following the Company’s acquisition of all of the assets of Veloxum, the Company has focused its operations on developing its application to optimize server infrastructure configuration settings with our patented Active Continuous Optimization (“ACO”) Software which helps realize the full potential of both visualized and physical IT infrastructure and can assist organizations solve a number of challenges.

Veloxum Business

AmbiCom is working to address a number of markets. The first expected market is the personal computer consumer market. Upon a successful launch in the consumer space, we anticipate introducing the Veloxum application to small and middle-market businesses serviced by Managed Service Providers (MSP’s). Thereafter, we hope to enter the enterprise, large-scale market place. The Veloxum optimization application is based on Veloxum’s Active Continuous Optimization (ACO) Software which provides a common code base which is capable of addressing these disparate markets with minimal code modification.

AmbiCom Business

AmbiCom is a designer and developer of innovative wireless products focusing on the wireless medical industry. AmbiCom’s wireless modules and devices are based on the Company’s innovative application software and Wi-Fi or Bluetooth® technologies. While AmbiCom’s focus is on the development of products for the healthcare industry, AmbiCom will continue its plans to develop and explore solutions for non-healthcare applications.

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

AmbiCom is jointly developing the integration of the automated optimization software applications into the current DHQ offering. Our application will add the capability of automated performance tuning to the current offering of PC Driver Support. The Company is headquartered in Milpitas, California, where all corporate and design operations are based. AmbiCom’s manufacturing operations and capacity are highly scalable and cost effective via several manufacturing partners in Asia.

Business Strategy

AmbiCom's primary goal is to continue to provide consumers high quality mobile wireless products and better IT optimization solutions. The Company is committed to the design and development of new and innovative products.

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

AmbiCom is committed to design a better optimization solution to unlock existing capacity in the servers, workstations and personal computers found in the enterprise, small, middle-market and consumer marketplaces.

AmbiCom believes enterprise data centers are complex and heterogeneous mix of client, servers, networks, devices and application which requires optimization of the environment to reduce troubleshooting and increase capacity. AmbiCom’s internal objective is to position the Company as a leading designer of optimization solutions by the following approach:

•	Develop and maintain an application that can automatically evaluate and adjust the manufacturers’ supported settings to improve performance and capacity in all leading operating systems.

•	application specific modules that can automatically evaluate and adjust the manufacturers’ supported settings for leading applications, including VMware; Microsoft’s SharePoint, Outlook, Exchange and SQL server; and Citrix’ XenApp and XenDesktop,

•	Maintain technical alliances and certifications with Microsoft, IBM, VMware and Citrix

•	Maintain technical, marketing and reseller relationships with leading vendors selling complimentary products in our target markets

•	Expand sales worldwide via distributor in North America, South Korean and India

Our Competitive Advantages

The Company believes its strengths include the following:

•	Proven Results: Deep domain expertise in wireless technologies and developing new product applications that innovatively leverage wireless technology to create innovative products with breakthrough functionalities. Since the year 2000, AmbiCom has sold over one million devices to customers worldwide.

•	Low Cost Operating Structure: AmbiCom maintains a low cost operating structure, focusing resource allocation on its core corporate functions including sales, marketing, research and development, administration, and outsourcing manufacturing to several companies in Asia. This operating structure has allowed the Company to maintain strong gross margins.

•	Advantage Optimized Technology: `AmbiCom’s software actively and continuously optimizes existing server and workstation operating system and application settings to maximize workload density and reduce Total Cost of Ownership by up to 30% The optimization solution helps realize the full potential of both virtualized and physical servers and workstations and ensures that infrastructures run at peak performance and utilization.

Products

Wireless products

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends in part upon our success in maintaining our intellectual knowledge base and developing new and enhanced advanced wireless solutions and introducing these systems at competitive prices on a timely basis.

Optimization Solutions

Veloxum, the Company’s newly-acquired automated optimization software application automatically tunes individual personal computers, servers and workstations to better utilize their existing assets – network, memory, and CPU and disc input/output (I/O).

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

Research and Product Development

The general focus of our research and development team is the design and integration of wireless medical devices and optimization software. Through these efforts, we constantly seek to enhance our existing products, design new products and develop solutions for customer applications. We believe that our responsiveness to current and perceived future customer demands differentiates us from many of our competitors, as we rapidly introduce new products to address market needs. We intend to expand our research and development team as we believe that increased levels of spending on research and development will be necessary to successfully develop products that will have a niche value.

Employees

As of July 31, 2014, we had 7 employees. We believe we have good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

ITEM 1A. RISK FACTORS

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

We intend to invest in engineering, sales, service and marketing which could harm our operating results

While we intend to manage our costs and expenses, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing. These investments and expenses may adversely affect our operating results.

Our business substantially depend upon the continued growth of the internet and internet based systems

A substantial portion of our business and revenue depends on the continued growth and evolution of the Internet, including the continued development of the Internet, and on the deployment of our products by customers who depend on such continued growth and evolution. To the extent that an economic slowdown or uncertainty and related reduction in capital spending led to reduced spending on infrastructure, our business, operating results, and financial condition may be adversely affected.

We compete in intensely competitive markets

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category, most of which are larger, more established and better funded than us. We expect the overall number of our competitors to increase. Also, the identity and composition of competitors may change as we increase our activity in newer product categories such as data center and collaboration and in our priorities. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market.

We face intense competition across all markets for our products and services, which may lead to lower revenue or operating margins

Our competitors range in size from diversified global companies with household names significant research and development resources to small, specialized firms whose narrower product lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry in our businesses are low and software products can be distributed broadly and quickly at relatively low cost. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products, devices, and services that appeal to businesses and consumers.

We may face risks to our intellectual property rights.

We may not be able to protect our intellectual property rights; Piracy may adversely affects revenue, particularly in countries where laws are less protective of intellectual property rights. Reductions in the legal protection for software intellectual property rights may adversely affect revenue.

We may not receive expected fees from our patent licenses

We expend significant resources to patent the intellectual property we create with the expectation that we will generate revenues by incorporating that intellectual property in our products or services or, in some instances, by licensing our patents to others in return for fees. Changes in the law may lessen our ability to collect revenue for licensing our patents. Similarly, licensees of our patents may fail to satisfy their obligations to pay us royalties, or may contest the scope and extent of their obligations. All of these items may adversely affect our revenues.

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

At November 14, 2014, shareholders of the Company had approximately 19,350,157 shares of restricted stock, or 69.7% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company’s Amended Articles of Incorporation authorize the issuance of up to 125,000,000 total shares of capital stock without additional approval by shareholders. As of October 31, 2014, we had 27,542,528 shares of common stock outstanding.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of November 14, 2014, approximately 19,350,157 of the 27,758,046 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144 or otherwise.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

Market Information

Our Common stock is currently traded on the OTC Bulletin Board (OTCBB) under the symbol "ABHI". We originally received our listing for quotation on the OTC Bulletin Board as “MCNC” on January 28, 2009. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Bulletin Board and OTC Markets Group’s OTC Link for our common stock for the last two fiscal years ended July 31, 2014.

Year	Quarter	High	Low

2013	First	0.08	0.04

2013	Second	0.20	0.02

2013	Third	0.21	0.07

2013	Fourth	0.15	0.06

2014	First	0.25	0.06

2014	Second	0.60	0.12

2014	Third	0.45	0.14

2014	Fourth	0.49	0.18

Holders

As of July 31, 2014, there were 26,162,093 shares of our common stock issued and outstanding with 92 shareholders of record.

Description of Securities

Common Stock

Number of Authorized and Outstanding Shares:

The Company's Amended and Restated Articles of Incorporation authorizes the issuance of 125,000,000 shares of capital stock, $0.008 par value per share. On November 14, 2014, there were 27,758,046 shares outstanding.

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

Preferred Stock

The Company's Amended Articles of Incorporation authorize the issuance of 10,000,000 shares of Preferred Stock A, par value $0.001 per share, and 325,000 shares of Preferred Stock B, par value $0.008 per share subject to any limitations prescribed by law, without further vote or action by the stockholders, and to issue, from time to time, shares, of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Series A Convertible Preferred Stock

The Company has authorized a total of 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. There were 10,000, 000 shares of Series A issued and outstanding as July 31, 2014. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted. In December 2013, an amendment was filed with the Secretary of State of Nevada whereby the total of Series A Convertible Preferred Shares authorized increased to 10,000,000 shares.

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

There were 10 million shares of Series A Preferred Stock and 262,475 shares of Series B Preferred Stock outstanding as July 31, 2014.

Options

2010 Equity Incentive Plan

On September 1, 2010, we granted options to employees to purchase 840,000 shares of Common Stock at a purchase price of $0.20 per share under the terms of the AmbiCom 2010 Incentive Stock option Plan.

On May 1, 2012, we granted options to employees to purchase 250,000 shares of Common Stock at a purchase price of $0.09 per share under the terms of the AmbiCom 2010 Incentive Stock option Plan.

On September 1, 2012, we granted options to employees to purchase 75,000 shares of Common Stock at a purchase price of $0.03 per share under the terms of the AmbiCom 2010 Incentive Stock option Plan.

On January 15, 2014, we granted options to employees to purchase 305,000 shares of Common Stock at a purchase price of $0.16 per share under the terms of the AmbiCom 2010 Incentive Stock Option Plan.

On May 15, 2014, we granted options to employees to purchase 1,000,000 shares of Common Stock at a purchase price of $0.24 per share under the terms of the AmbiCom 2010 Incentive Stock Option Plan.

2014 Equity Incentive Plan

On June 2, 2014, our Board and Stockholders approved and adopted the 2014 Equity Incentive Plan (the “2014 Plan”). A copy of the 2014 Plan was filed with the Securities and Exchange Commission on June 3, 2014 with the Company’s Definitive Information Statement.

Transfer Agent

Shares of Common Stock are registered at the transfer agent and are transferable at such office by the registered holder (or duly authorized attorney) upon surrender of the Common Stock certificate, properly endorsed. No transfer shall be registered unless the Company is satisfied that such transfer will not result in a violation of any applicable federal or state securities laws. The Company changed transfer agents January 10, 2012 from Signature Stock Transfer to VStock Transfer, LLC. The Company's transfer agent for its Common Stock is VStock Transfer, LLC., 18 Lafayette Place Woodmere, New York 11598, Telephone (212) 828-8436.

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

2010 Equity Incentive Plan

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

As of July 31, 2014, there were options outstanding under the 2010 Plan to purchase 840,000 shares of Common Stock at a purchase price of $0.20 per share, 250,000 shares of Common Stock at a purchase price of $0.09 per share, 75,000 shares of Common Stock at a purchase price of $0.03 per share, 305,000 shares of Common Stock at a purchase price of $0.16 per share and 1,000,000 shares of Common Stock at a purchase price of $0.24 per share. No options have been exercised since the Plan was created.

2014 Equity Incentive Plan

The Company has reserved 10,000,000 shares of common stock for issuance under the terms of the AmbiCom Holdings 2014 Incentive Plan. The 2014 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2014 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Incentive Stock Options”), non-qualified stock options (the “Nonqualified Stock Options”), stock appreciation rights (“SARs”) and restricted stock awards (the “Restricted Stock Awards”), which are restricted shares of Common Stock (the Incentive Stock Options, the Nonqualified Stock Options, the SARs and the Restricted Stock Awards are collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2014 Plan for 10 years from the Effective Date.

As of July 31, 2014, there were no options outstanding under the 2014 Plan.

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

Shares Available Under Rule 144

There are currently 18,895,157 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. 258,750 shares are held by affiliates, as that term is defined in Rule 144(a) (1) and other shareholders. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Exchange Act for a period of at least 90 days before the sale.

Recent Sales of Unregistered Securities by the Registrant

During the fiscal years ended July 31, 2014, 2013 and 2012 the Company issued the following securities except from the registration requirements of the Securities Act. No under writing or other compensation was paid in connection with these transactions:

On March 25, 2014, the Registrant sold 120,193 shares of Common Stock to the investor for $25,000 in accordance with the provisions of an Investment Agreement between the Company and the investor.

On May 12, 2014, the Registrant sold 208,333 shares of Common Stock to the investor for $25,000 in accordance with the provisions of an Investment Agreement between the Company and the investor.

On May 27, 2014, the Registrant sold 100,806 shares of Common Stock to the investor for $25,000 in accordance with the provisions of an Investment Agreement between the Company and the investor.

On May 29, 2014, the Registrant issued 13,100,437 shares of Common Stock to Veloxum Corp., a Delaware corporation (“Veloxum”), in connection with the Registrant’s acquisition of all of Veloxum’s assets.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

On May 15, 2014, the Company acquired intangible assets of Veloxum Corp., a privately held Delaware corporation, relating to patents and other intellectual property for 13,100,437 restricted shares of the Company’s common stock.

Overview

AmbiCom is a designer and developer of wireless products focusing on Wi-Fi and Bluetooth® applications for the medical and healthcare industry. AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target original equipment manufacturer (“OEM”) markets including a new secure digital input output (“SDIO”) card to be sold to its OEM customers. The Company believes that there are unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service. AmbiCom is also selling home healthcare products in the retail market which includes solar toothbrushes in general that utilize light into negatively-charged ions. The Company will also continue to expand on its non-recurring engineering (“NRE”) project. Following the Company’s acquisition of the assets of Veloxum, the Company has focused its operations as an optimizer of server infrastructure configuration settings using its patented Active Continuous Optimization (“ACO”) which helps realize the full potential of both visualized and physical IT infrastructure.

The Company entered into an Investment Agreement and a Registration Rights Agreement with an accredited investor to purchase up to $1,000,000 of the Company's common stock on October 31, 2011.The facility set the purchase price at 80% of the volume weighted average price of the Common Stock over the preceding five consecutive trading days.

On March 25, 2014, the Company sold 120,193 shares of Common Stock to an investor for $25,000 in accordance with the provisions of an Investment Agreement between the Company and the investor.

On May 12, 2014, the Company sold 208,333 shares of Common Stock to an investor for $25,000 in accordance with the provisions of an Investment Agreement between the Company and the investor.

On May 27, 2014, the Company sold 100,806 shares of Common Stock to an investor for $25,000 in accordance with the provisions of an Investment Agreement between the Company and the investor.

On May 29, 2014, the Company issued 13,100,437 shares of Common Stock to Veloxum Corp., a Delaware corporation (“Veloxum”), in connection with the Company’s acquisition of all of Veloxum’s assets.

COMPARATIVE RESULTS OF OPERATIONS FOR THE YEARS ENDING JULY 31,

	2014	Change in Dollars	Change in Percent	2013
Revenue	$1,941,142	$(1,359,330)	-41.2%	$3,300,472
Cost of Sales	805,631	(741,423)	-47.9%	1,547,054
Gross Profit	1,135,511	(617,907)	-35.2%	1,753,418
Gross Profit/Revenue Percentage	58.5%			53.1%
Operating Expenses	1,600,872	350,895	28.1%	1,249,977
Income(Loss) from Operations	(465,361)	(968,802)	-192.4%	503,441
Other Income and Expenses	(790)	(28,962)	-102.8%	28,172
Loss before income taxes	(466,151)	(997,764)	-187.7%	531,613
Provision for Income Taxes	1,600	-	0.0%	1,600
Net Income (Loss)	$(467,751)	$(997,764)	-188.3%	$530,013

Revenue

Revenue is derived from sales of our wireless device products and non-recurring engineering project fees along with home healthcare products. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules, mobile wireless products, solar ionic toothbrush and optimization service. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole. Our sales declined by 41.2% from $3,300,472 in the year ended July 31, 2013 to $1,941,142 in the year ended July 31, 2014, mostly a result of decrease demand for our wireless device products from our customers who are upgrading their products with new interface wireless device. Our sale for optimization solution was $3,338 in the year ended July 31, 2014. The sales was primarily result by two customers purchase the optimization subscribe service. We anticipate demand to increase once new wireless device products including the Company’s SDIO card become available and with the introduction of an Automated Optimization Software Application for servers, virtual machines and PCs for OEM project with PC Driver HeadQuarters, Korea and India distributors.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our non-recurring engineering projects. Our cost of sales declined by 47.9% from $1,547,054 in the year ended July 31, 2013to $805,631 in the year ended July 31, 2014. Our cost of sales decreased at a closer rate than the decrease in sales as a result of decreasing demand for our wireless device products from our customers who are upgrading their products with new interface wireless device.

Gross Profit & Gross Margin

Our gross profit declined by 35.2% from $1,753,418 for the year ended July 31, 2013 to $1,135,511 for the year ended July 31, 2014 as a result of the decrease in overall revenue. As a result of decreasing manufacturing costs, our gross margin increased from 53.1% to 58.5%. We do not necessarily expect gross margins to remain at this level in 2015 and our gross margin will continue to be affected by a variety of factors that include the cost of outsourcing to support project demands, the speed and extent to which new products (including Automated Optimization Software Application) are adopted by customers, the success of our retail market products (such as our solar toothbrushes that utilize light into negatively-charged ions and automated optimization software application for PCs), the amount of non-recurring engineering projects we take on, average sales prices realized on sales of our products, fluctuations in the cost of our purchased components, and the stage of our product life cycle.

Selling, General and Administrative Expenses

Our operating expenses consist primarily of research and development, salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses may, from time to time, include charges relating to accounting, legal, insurance or stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our operating expenses increased by 28.1% from $1,249,977 in the year ended July 31, 2013 to $1,600,872 in the year ended July 31, 2014. The increase in operating expenses is mainly due to increase in Amortization of acquisition –related intangibles, R&D expenses for our newly acquired automated optimization software application, Stock Based Compensation expense and professional fees.

Selling, General and Administrative expense increase by $149,005 or 15% in the year ended July 31, 2014 compare to the year ended July 31, 2013. The increase was primarily due to higher compensation expense and travel expense for optimization solution development.

Research and Development spending increased by $73,990, or 64.7% in the year ended July 31, 2014 compare to the year ended July 31, 2013. The increase was driven by the investment in our optimization solution

Amortization of acquisition-related intangibles increase by 157,800 in the year ended July 31, 2014 compare to the year ended July 31, 2013. The increase was primarily due to the amortization of intangible from the acquisition date. For future information, see “Note 4: Acquisitions” in Part II, Item 8 of this Form 10-K

Income and Loss from Operations

Loss from operations indicates the amount available from operating activities after we have deducted our selling, general and administrative expenses from our gross profit. Our income from operations was a gross loss of $465,457 in the year ended July 31, 2014 compared to an income of $503,441 in the year ended July 31, 2013. The loss for the year ended July 31, 2014 was largely a result of the increased in Amortization for Intangible Asset, R&D expenses for our newly developing automated optimization software applications and the decrease of demand for our wireless device products from our customers who are upgrading their products with new interface wireless device. We anticipate demand to increase once new wireless device products including the Company’s SDIO card become available and introduce automated optimization software applications for servers, virtual machines and PCs for OEM project with PC Driver HeadQuarters, Korea and India distributors.

Other income and expenses

Other income and expenses arise from non-operating events and transactions, principally write-off accrued payable. Other income and expense, net, declined by 102.8% to an expense of $790 in the year ended July 31, 2014 from an income of $28,172 in the year ended July 31, 2013. Our other income declined by $28,962 as a result of expense the interest on the Company’s notes payable.

Provision for income taxes

Our effective tax rate for the years ended July 31, 2014 and 2013 was 42.8% and 42.8%, respectively. We provided $1,600 and $1,600 for income taxes in the years ended July 31, 2014 and 2013, respectively

Net Income and Loss

Net loss for the year ended July 31, 2014 was $467,751, a loss comparing to an income of $530,013 from the previous year.

Capital Resources and Liquidity

Cash and cash equivalents were $523,540 at July 31, 2014 and $596,871 at July 31, 2013. The net decrease in cash over the period was primarily due to the net loss incurred by the Company during the period. Our total current assets declined 43% to $597,989 at July 31, 2014 from $1,045,712 at July 31, 2013 while our current liabilities decreased 64% to $160,820 at July 31, 2014 from $444,789 at July 31, 2013. Our overall working capital decreased by 27% to a positive working capital of $437,169 at July 31, 2014 from a positive working capital of $600,922 at July 31, 2013, due primarily to the net loss for the year ended July 31, 2014.

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

For the Years Ended July 31, 2014 and 2013

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AmbiCom Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AmbiCom Holdings, Inc. and subsidiary as of July 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended July, 31, 2014. AmbiCom Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmbiCom Holdings, Inc. and subsidiary as of July 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Kim and Lee Corporation, CPA,

Los Angeles, California

November 14, 2014

AMBICOM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31,

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$523,540	$596,871
Accounts receivable, net of allowance for doubtful accounts of $26 and $26 as of July 31, 2014 and 2013, respectively	490	191,835
Inventory, net of reserve balances of $7,352 and $10,360 as of July 31, 2014 and 2013, respectively	64,120	89,732
Prepaid expenses and other current assets	9,839	167,274
Total current assets	597,989	1,045,712

Property and equipment, net	97,563	15,201
Deposit	20,695	20,695
Intangible asset, net	5,082,375	-

Total assets	$5,798,622	$1,081,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$116,263	$39,077
Accounts payable - other	26,842	23,733
Deferred revenue	1,980	381,980
Notes payable - current portion	15,735	-
Total current liabilities	160,820	444,790

Notes payable, net of current	58,978	-

Total liabilities	219,798	444,790

Commitment and contingency (Note 4)

Stockholders’ equity:

Common stock, $0.008 par value; 125,000,000 shares authorized; 26,162,093 and 10,806,520 shares issued and outstanding at July 31, 2014 and July 31, 2013, respectively	209,294	86,449

Preferred stock, Series A, $0.001 per share; 10,000,000 shares authorized; 10,000,000 and 7,050,000 shares issued and outstanding at July 31, 2014 and July 31, 2013, respectively	10,000	7,050

Preferred stock, Series B, $0.008 per share 325,000 shares authorized; 262,475 and 262,475 shares issued and outstanding at July 31, 2014 and July 31, 2013, respectively	2,100	2,100

Additional paid in capital	16,777,826	11,493,738
Accumulated deficit	(11,420,396)	(10,952,519)
Total stockholders’ equity	5,578,824	636,818
	$5,798,622	$1,081,608

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31,

	2014	2013

Sales	$1,941,142	$3,300,472

Cost of sales	805,631	1,547,054

Gross profits	1,135,511	1,753,418

Operating Expenses
Depreciation and amortization	181,951	6,187
Professional fees	307,503	281,377
Selling and general expenses	1,111,418	962,413
Total operating expenses	1,600,872	1,249,977

Income (loss) from operations	(465,361)	503,441

Other income (expense)
Other income and expense, net	2,000	28,167
Interest expense, net	(2,790)	5
Net other expense	(790)	28,172

Total income (loss) before income taxes	(466,151)	531,613

Income taxes	1,600	1,600

Net income (loss)	$(467,751)	$530,013

Net income (loss) per share - basic	$(0.018)	$0.049

Net income (loss) per share - diluted	$(0.013)	$0.029

Weighted average shares outstanding — basic	26,162,093	10,806,520

Weighted average shares outstanding — diluted	36,424,568	18,118,995

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31,

	2014	2013
Cash flows from operating activities:
Net income (loss)	$(467,751)	$530,013
Net income (loss) items not affecting cash:
Depreciation and amortization	181,951	6,187
Stock-based compensation	136,382	100,280
Reduction in bad debt reserve	-	483
Increase (reduction) in reserve for inventory loss	2,128	4,409

Decrease / (Increase) in operating assets:
Accounts receivable	191,345	23,603
Inventory	23,485	83,963
Other receivables	-	-
Prepaid expense	157,434	(51,875)
Intangible Asset	(41,800)
Deposit	-	-

Increase / (Decrease) in operating liabilities:
Accounts payable - trade	77,186	(32,813)
Accrued payable - other	3,110	(47,607)
Unearned revenue	(380,000)	(213,024)

Net cash provided by operating activities	(116,530)	403,619

Cash flows from investing activities:
Payment of notes to related parties	-	-
Capital expenditures	(106,513)	(1,075)

Net cash used in investing activities	(106,513)	(1,075)

Cash flows from financing activities:
Proceeds from sale of common stock	75,000
Proceeds from notes payable	-	-
Payments on notes payable	74,712	(55,000)

Net cash provided (used) in financing activities	149,712	(55,000)

Net increase in cash and cash equivalents	(73,331)	347,544
Cash and cash equivalents, beginning of year	596,871	249,327

Cash and cash equivalents, end of year	$523,540	$596,871

Supplemental information:
Income taxes paid	$1,600	$1,600
Interest paid	$2,790	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders' Equity

	Preferred	Preferred	Preferred	Preferred		Common	Additional
	Stock	Stock	Stock	Stock	Common	Stock	Paid-in	Accumulated
	Series B #	Series B Amount	Series A #	Series A Amount	Stock #	Amount	Capital	Deficit	Total

Balance at July 31, 2012	262,475	$2,100	7,050,000	$7,050	9,790,760	$78,323	$11,401,458	$(11,482,406)	6,525
Employee stock option expense							9,680		9,680
Investor relations expense					400,000	3,200	75,400		78,600
Advisory board expense					600,000	4,800	7,200.00		12,000
Annual 6% common stock dividend for Preferred B holders per Preferred B agreement					15,760	126		(126)	(0)
Net Income for the year ended July 31, 2013								530,013	530,013
Balance at July 31, 2013	262,475	$2,100	7,050,000	$7,050	10,806,520	$86,449	$11,493,738	$(10,952,519)	636,818

Employee stock option expense							36,432		36,432
Investor relations expense					250,000	2,000	48,000		50,000
Advisory board expense					250,000	2,000	45,000		47,000
Preferred A granted			2,950,000	2,950.00					2,950
Annual 6% common stock dividend for Preferred B holders per Preferred B agreement					15,760	126		(126)	-
Investor PUT option					429,332	3,435	71,565	-	75,000
Equity Exchange for Assets from Veloxum Corporation					14,410,481	115,284	5,083,091		5,198,375
Net income for the quarter ended July 31, 2014								(467,751)	(467,751)
Balance at July 31, 2014	262,475	$2,100	10,000,000	$10,000	26,162,093	$209,294	$16,777,826	$(11,420,396)	5,578,824

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014 AND 2013

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

The Company authorized an amendment its Articles of Incorporation (the “Amendment”) to change its name to AmbiCom Holdings, Inc., to increase the number of its authorized shares of capital stock from 75,000,000 to 1,050,000,000 shares of which 1,000,000,000 were designated common stock, par value $0.001 per share (the “Common Stock”) and 50,000,000 were designated preferred stock, par value $0.001 per share (the “Preferred Stock”) and to effect a forward-split such that 131.2335958 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”).

Also on January 15, 2010, the Company acquired AmbiCom Acquisition Corp. a privately owned Nevada corporation (“AmbiCom”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”). AmbiCom was organized under the laws of the State of Nevada on July 29, 2008. AmbiCom Holdings is a holding company whose operating company, AmbiCom, Inc., is a designer and developer of wireless products focusing on the wireless medical industry. AmbiCom’s wireless modules and devices are based on its innovative application software and Wi-Fi or Bluetooth technologies.

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

On May 29, 2014, the Company acquired all of the assets of Veloxum Corp., a Delaware corporation (“Veloxum”) in consideration for the issuance of 13,100,437 shares of the Company’s Common Stock. Following the Company’s acquisition of all of Veloxum’s assets, the Company has focused its operations as an optimizer of server’s infrastructure configuration settings.

Details of the Company’s subsidiary as of July 31, 2014 are as follows:

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

a) Description of Business - The Company is a leading designer and developer of wireless technologies which emphasize wireless medical and other wireless products. We develop the integration of the automated optimization software applications into the OEM project for Personal Computers and Servers.

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

e) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $26 and $26 as of July 31, 2014 and 2013, respectively.

f) Inventories - Inventories are stated at the lower of cost or market on an average basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of July 31, 2014 and July 31, 2013, the value of the inventory reserve was $7,352 and $10,360 respectively.

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

h) Identified Intangible Asset – Licensed technology and patents are generally amortized on a straight-line basis over the periods of benefit. We amortize all acquisition-related intangible assets that are subject to amortization over their estimated useful life based on economics benefit.

The carrying amounts of the intangible assets as of July 31, 2014 are as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	July 31, 2013	Additions	July 31, 2014	July 31, 2013	Expense	July 31, 2014	July 31, 2013	July 31, 2014	Average Useful Life (Years)
Developed technology	$-	$4,423	$4,423	$-	$(134)	$(134)	$-	$4,289	7
Trade names and Other Intangible Asset	-	817	817	-	(24)	(24)	-	793	7
Total intangible assets, net	$-	$5,240	$5,240	$-	$(158)	$(158)	$-	$5,082

Total amortization expense related to intangible assets was $157,800 for the year ended July 31, 2014, all of which was recorded in operating expenses. As of July 31, 2014, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Developed Technology	Other Intangible Assets	Total Intangible Assets
2015	$631	$117	$748
2016	631	117	748
2017	631	117	748
2018	631	117	748
2019	631	117	748
Thereafter	1,134	208	1,342
Total intangible assets subject to amortization	$4,289	$793	$5,082

The increase in intangibles in fiscal 2014 is due to the intangibles assets acquired from former shareholders of Veloxum in May 2014. We perform an annual impairment assessment in the fourth quarter of each year for indefinite-lived intangible assets to determine whether is more likely than not that the carrying value of the assets may not be recoverable.

For further discussion of identified intangible assets, see “Note 4. Acquisitions” for a further discussion.

i) Revenue Recognition - The majority of the Company's product revenues are recognized upon shipment or delivery and acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured. For merchandise products, the Company recognizes revenue upon shipment of products, when title is passed and the amount collectible can reasonably be determined. All amounts billed to a customer related to shipping and handling are classified as revenue, while all costs incurred by the Company for shipping and handling are classified as selling expenses. For non-recurring engineering (“NRE”) projects, revenue is recognized for the deliverable portions that meet the revenue recognition criteria that persuasive evidence that an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

j) Research and Development Costs - Research and development costs are expensed as incurred.

k) Stock-Based Compensation - The Company adopted ASC Topic 718 “Share-Based Payment”. As permitted, the Company elected to adopt disclosure-only provisions of ASC 718 in accordance with generally accepted accounting principles. Under the provisions of Topic ASC 718, compensation expense is recognized based on the fair value of options on the grant date.

l) Fair Value of Financial Instruments - ASC Topic 820, “Fair Value Measurements”, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables at July 31, 2014 and 2013.

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at:

	2014		2013
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$523,540	$523,540	$596,871	$596,871
Accounts receivable	$490	$490	$191,835	$191,835

Financial liabilities:
Accounts payable and accrued liabilities	$143,105	$143,105	$62,810	$62,810
Notes payable	$74,713	$71,545	-	-

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

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at:

		Fair value measurements at reporting date using
	July 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	$74,713			$71,545

		Fair value measurements at reporting date using
	July 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Notes payable	0			0

m) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk. The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of July 31, 2014 and July 31, 2013, management does not believe they are exposed to any significant risk on their cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

Three customers accounted for $588 (32%), $584 (31%) and $525 (28%) of receivables at July 31, 2014, while one customer accounted for $190,000 (99%) of receivables at July 31, 2013.

Two customers accounted for $1,070,200 (55%) and $206,250 (11%) of the revenues for the year ended July 31, 2014. One customer accounted for $2,169,800 (66%) of the revenues for the year ended July 31, 2013.

Four vendors accounted for $52,000 (45%), $19,650 (17%), $16,512 (14%) and $14,949 (13%) of accounts payable as of July 31, 2014 and three vendors accounted for $20,000 (54%), $5,054 (13%), and $4,400 (12%) of accounts payable as of July 31, 2013.

One vendor accounted for $708,927 (87%) of the purchases for the year ended July 31, 2014. One vendor accounted for $1,315,697 (88%) of the purchases for the year ended July 31, 2013.

Recent Accounting Pronouncements

FASB ASC Topic 220, “Comprehensive Income” - New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income,” amends prior guidance to require all non-owner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively and effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this pronouncement did not a material impact on the Company's financial statements.

FASB ASC Topic 350, “Intangible and Other Assets”  - New authoritative accounting guidance under ASC Topic 350, “Intangible and Other Assets,”, which allows for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under new guidance , an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Note 4.  Acquisitions

Acquisitions in 2014

Veloxum

On May 15, 2014, the Company acquired certain assets of Veloxum, Inc., (“Veloxum”), a privately-held company, relating to its enterprise software in exchange for 13,100,437 shares of common stock which was accounted as an asset purchase. At the time of the acquisition, the Company determined that the fair value of the common stock issued was approximately $5.2 million. The Company is amortizing the fair value of the assets purchased over a period of seven years from the date of acquisition.

The following table summarizes the fair value of assets acquired and liabilities assumed of $5.2 million:

Developed technology	$4,423,375
Tradenames	816,000
Total	$5,240,175

Impairment Consideration

Developed technology and trade name would be tested for impairment used on guidelines in Accounting Standards Codification Topic 360-10-35, Impairment or Disposal of Long-Lived Assets

A long-lived asset or asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for the long-live asset or asset group might not be recoverable. As a result, a company is not required to perform an impairment analysis if indicators of impairment are not present. Instead, a company would assess the need for an impairment write-down only if an indicator of impairment (also referred to as a triggering event) is present.

As July 31, 2014, there is no triggering event has occurred which would indicate that the acquired Veloxum developed technology and trade name values may not be recoverable. The strategy and plans that had been put in place at the original acquisition date were still effective and progressing as planned.

Note 5 –Commitments and Contingencies

The Company leases its office and warehouse. The maturity date for the lease is May 2016. The minimum rental commitment under the lease for the years ended July 31 is:

Year Ending July 31:
2015	$58,007
2016	49,537

Total	$107,544

The rent expense for the years ended July 31, 2014 and 2013 was $53,675, and $53,675, respectively.

Note 6 – Liquidity and Shareholders’ Equity

Cash and cash equivalents were $523,540 and $596,871 at July 31, 2014 and 2013, respectively. The working capital was a positive balance of $437,169 and $600,922 at July 31, 2014 and 2013, respectively.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. For the year-ended July 31, 2013, 7,050,000 shares of Series A were issued and outstanding. During the year-ended July 31, 2014, The Company has authorized an increase of 2,950,000 shares of Series A Convertible Preferred Stock (“Series A”). There are currently 10,000,000 shares of Series A outstanding as of July 31, 2014. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted. In December 2013, an amendment was filed with the Secretary of State of Nevada whereby the total of Series A Convertible Preferred Shares authorized increased to 10,000,000 shares.

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

For the year-ended July 31, 2013, there were 262,475 shares of Series B Convertible Preferred Stock were issued and outstanding. During the year-ended July 31, 2014, there is no change on shares of Series B. There are currently 262,475 shares of Series B outstanding as of July 31, 2014.

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

As of the Exchange date, there were fully vested options outstanding to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock, both at a purchase price of $0.01 per share as well as 10,000,000 shares of Series A Preferred Stock as part of the Exchange.   On July 20, 2011, Mr. Kenneth Cheng exercised all 2,350,000 options for Series A Preferred Stock. On June 1, 2011, 7,050,000 shares for Series A Preferred Stock were issued to Mr. John Hwang as part of the Exchange agreement. On December 10, 2013, 2,950,000 shares of Series A Preferred Stock were issued to Mr. John Hwang as part of the Employment agreement.

Options

As of July 31, 2014, there were options issued and outstanding for the purchases of 427,778 shares of Common Stock under 2010 Equity Incentive Plan and 10,000,000 shares of Common Stock under 2014 Equity Incentive Plan.

2010 Equity Incentive Plan

On January 15, 2010, the Board and Stockholders approved and adopted the 2010 Equity Incentive Plan (the “2010 Plan”). A copy of the 2010 Plan was attached as Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on January 22, 2010.

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

The Board reserved a total of 2,277,778 shares of Common Stock for issuance under the 2010 Plan. If an incentive award granted under the 2010 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

The number of shares subject to the 2010 Plan, any number of shares subject to any numerical limit in the 2010 Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in outstanding Common Stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

On September 1, 2010, 840,000 options were granted to eight employees at an exercise price of $0.20 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $446 for the twelve months ended July 31, 2014 in connection with the issuance and vesting of these options.

On May 1, 2012, 250,000 options were granted to two employees at an exercise price of $0.09 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.79%; volatility of 40%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $3,092 for the twelve months ended July 31, 2014 in connection with the issuance and vesting of these options.

On September 1, 2012, 75,000 options were granted to two employees at an exercise price of $0.03 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.59%; volatility of 67%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $1,525 for the twelve months ended July 31, 2014 in connection with the issuance and vesting of these options.

On January 15, 2014, 305,000 options were granted to four employees at an exercise price of $0.16 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.87%; volatility of 72%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge $10,225 for the twelve months ended July 31, 2014 in connection with the issuance and vesting of these options.

On May 15, 2014, 10,000,000 options were granted to three employees at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.50%; volatility of 73%; expected life of 10 years; and, all option grants without payment of dividends, the Company recognized a non-cash stock compensation charge of $21,144 for the twelve months ended July 31, 2014 in connection with the issuance and vesting of these options.

At July 31, 2014, 427,778 options remain available for future grant under the 2010 Plan.

As of July 31, 2014, there were options outstanding under the 2010 Plan to purchase 840,000 shares of Common Stock at a purchase price of $0.20 per share, 250,000 shares of Common Stock at a purchase price of $0.09 per share, 75,000 shares of Common Stock at a purchase price of $0.03 per share, 305,000 shares of Common Stock at a purchase price of $0.16 per share and 1,000,000 shares of Common Stock at a purchase price of $0.24 per share. No options have been exercised since the Plan was created.

2014 Equity Incentive Plan

On June 2, 2014, the Board and Stockholders approved and adopted the 2014 Equity Incentive Plan (the “2014 Plan”). A copy of the 2014 Plan was filed with the Securities and Exchange Commission on June 3, 2014 with the Company’s Definitive Information Statement.

The 2014 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2014 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Incentive Stock Options”), non-qualified stock options (the “Nonqualified Stock Options”), stock appreciation rights (“SARs”) and restricted stock awards (the “Restricted Stock Awards”), which are restricted shares of Common Stock (the Incentive Stock Options, the Nonqualified Stock Options, the SARs and the Restricted Stock Awards are collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2014 Plan for 10 years from the Effective Date.

From time to time, the Company may issue Incentive Awards pursuant to the 2014 Plan.  Each of the awards will be evidenced by and issued under a written agreement. In accordance with the rules of the plan, the exercise price of options granted shall be not less than 110% of the average of the closing price for the 30 days preceding the grant date.

The Board reserved a total of 10,000,000 shares of Common Stock for issuance under the 2014 Plan. If an incentive award granted under the 2014 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

The number of shares subject to the 2014 Plan, any number of shares subject to any numerical limit in the 2014 Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in the Company outstanding Common Stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

At July 31, 2014, no options had been granted and 10,000,000 options remain available for future grant under the 2014 Plan.

Common Stock

In September 2011, the Company Amended and Restated its Articles of Incorporation to effectuate a 1 for 8 reverse stock split by decreasing the authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. Before the amendment, there were 52,577,445 shares outstanding as of July 31, 2011. After the amendment, there were 26,162,093 shares and 10,806,520 outstanding as of July 31, 2014 and July 31, 2013, respectively.

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

On March 25, 2014, the Company sold 120,193 shares of Common Stock for $25,000 to Kodiak Capital Group, LLC (the “Investor”).

On May 12, 2014, the Company sold 208,333 shares of Common Stock for $25,000 to Kodiak Capital Group, LLC (the “Investor”).

On May 27, 2014, the Company sold 100,806 shares of Common Stock for $25,000 to Kodiak Capital Group, LLC (the “Investor”).

Note 7 –Gain on Settlement

Litigation settlement

The Company had an ongoing litigation over accounts receivable and payable with Ambeon Corporation, a related party by virtue of common ownership. The dispute started in 2004 and was settled on August 20, 2008 when the Company agreed to pay a sum of $560,000 and the remaining disputed payable balances were decreased in favor of the Company, and settlement income of $843,572 was realized in year 2008. As of July 31, 2014, the company has paid $559,000 towards the settlement. There is no remaining payment due under the settlement.

Note 8 – Property and Equipment

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

	July 31, 2014	July 31, 2013
Furniture and fixture	$27,634	$27,634
Machinery and equipment	27,540	26,305
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
Vehicle	105,278	-
	525,854	419,341
Accumulated depreciation	(428,291)	(404,140)
Property and equipment, net	$97,563	$15,201

Note 9 – Revolving Line of Credit

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

As of July 2014, the Company chose not to renew this credit line and did not have a balance as of July 31, 2014.

The Company incurred interest expense of $2,790 and $5 during the years ended July 31, 2014, and 2013, respectively.

Note 10 - Notes Payable

Notes payable, which are unsecured, consist of the following as of July 31, 2014 and July 31, 2013:

Notes Payable Consist of the Following at:
	July 31, 2014	July 31, 2013

Note payable to Bank of America, Auto Loan	$74,713	$-

Total notes payable	74,713	-

Less current portion	15,735	-
	15,735	-

Long-term notes payable	$58,978	$-

Note 11 – Income Taxes

The consolidated income tax expense for the years ended July 31, 2014 and 2013 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending July 31, 2014 and 2013, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, and the effect of certain permanent differences.

FASB Topic 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Generally accepted accounting principles require that the Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on an audit, based on the technical merits of the position. They also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has not recorded any liability for unrecognized tax benefits as of July 31, 2014. There have been no material changes in unrecognized tax benefits at July 31, 2014.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of July 31, 2014, the statute of limitations for examining the Company’s federal income tax returns has not expired for the years ended July 31, 2010 through 2013. As of July 31, 2014, the statutes of limitation for tax examinations in the state of California have not expired for tax returns filed for the years ended July 31, 2009 through 2013.

The Company provided $1,600 and $1,600 for income taxes in the years ended July 31, 2014 and 2013 respectively. The effective tax rates takes into consideration federal and state minimum tax rates and foreign taxes.

The Company has accumulated NOLs of $ 2.84 million, which, if unutilized, will begin to expire in 2018. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance since there is no assurance that we will be able to utilize these NOLs. Details of future income tax assets are as follows:

Future income tax assets
	July 31, 2014	July 31, 2013
NOL available for carry forward	$2,841,697	$2,158,886
R&D credit	338,847	126,278
Other temporary timing differences	121,916	105,676
	3,302,460	2,390,840
Effective tax rate	28.83%	32.78%
	952,173	783,752
Net deferred tax asset	952,173	783,752
Valuation allowance	(952,173)	(783,752)
	$-	$-

Note 12 – Subsequent Events

Management preferred an evaluation of the Company’s activity through date these financial statements were issued to determine if there were any subsequent events to be reported. Management determined there were no reportable events to be disclosed.

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

ITEM 9A. CONROLS AND PROCEDURES

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO). Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

We are committed to improving the internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only our report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXCUTIVE OFFICERS

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

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Title

John Hwang	52	Chief Executive Officer, Chairman of the Board, Director

Robert Radoff	46	Director

John Hwang, 52 Chief Executive Officer, Chairman of the Board, Director, Mr. Hwang has over 20 years corporate and entrepreneurial leadership experience in semiconductor technology and consumer electronics. From 2002 through 2007, Mr. Hwang was a member of the office of the Chairman of Techno Concepts, Inc., a developer and manufacturer of wireless communication devices. Mr. Hwang was President of Osicom, a fiber optic and network technologies manufacturer from 1994 to 1997. From 1985 to 1992, Mr. Hwang was VP of Samsung America, starting the first Samsung brand for monitors and PCs. He then created then created Samtron, a new brand for Samsung, which became a second tier brand to focus into the VAR channel. Mr. Hwang has a Bachelor of Science Degree in Economics from Rutgers University.

The Company believes that due to Mr. Hwang’s role as a founder of the Company and public company experience, he is ideally suited to serve as the Company’s Chief Executive Officer and Chairman.

Robert Radoff, 46 Director. Mr. Radoff has created and managed a national broker network, monitoring sales, distribution, packaging and setting up logistics of new and existing products, setting objectives and goals for the sales force and creating presentations to major accounts. He has also helped develop and sell national brand and private label and other brands to major accounts in the U.S. and international markets. Mr. Radoff also built partnerships with several multi-national pharmaceutical companies that rank in the Fortune 100. Mr. Radoff majored in Business and Physiology at Pierce College Cal State Northridge.

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

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of our company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal years ended July 31, 2014 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name & Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards (b)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John Hwang	2014	$264,000	$-	2,950	-	$-	$-	$266,950
	2013	$250,000	$59,000	-	-	$-	$-	$309,000

Compensation Policy

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

Compensation Components

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

Employment Agreements, Termination of Employment and Change in Control Arrangements

On May 12, 2014, the Company entered into employment agreement with its two executive officers, Kevin Cornell and Michael Lazar

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of July 31, 2014 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)
Veloxum Corp. (3)	13,100,437	50.4%

John Hwang (4)(5)	20,625,000	44.9%

Robert Radoff	212,500	*

All Directors and Executive Officers as a Group (3 persons)	33,337,937	73.7%

* Less than one percent (1%)

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 26,061,287 shares of Common Stock outstanding as of July 31, 2014, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3) Kevin Cornell, the Registrant’s President, holds voting control over the shares held by Veloxum Corp., but disavows beneficial ownership.

(4)  Does not include 173,286 shares of Common stock held beneficially by family members.

(5) Includes 10,000,000 shares of Series A Convertible Preferred Stock which votes at the rate of two votes per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACATIONS

Currently, we have one independent director on our Board of Directors, and have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Kim and Lee and other service providers for the years ended July 31:

		2014	2013
Audit fees	(1)	$65,000	$55,000
Taxation fees	(2)	5,600	4,500
Accounting & other services	(3)	-	-

Total		$70,600	$59,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Tax fees principally included tax advice, tax planning and tax return preparation.
(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2014 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2014 fiscal year for filing with the SEC.

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

PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit No.	Description

21.1	List of Subsidiaries

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2014		AmbiCom Holdings, Inc.

	By	/s/ John Hwang
John Hwang
Chief Executive Officer and Director (Principal Executive Officer)

	By	/s/ John Hwang
John Hwang
Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hwang	November 14, 2014
John Hwang	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John Hwang	November 14, 2014
John Hwang	Date
Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

/s/ Robert Radoff	November 14, 2014
Robert Radoff	Date
Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

21.1*	List of Subsidiaries

31.1*	Certification required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this report.

