Form 10-Q
period 2014-10-31
AMBICOM HOLDINGS, INC
filed 2014-12-22
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of December 22, 2014, the Registrant had 48,505,617 shares of common stock, par value $0.008 per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194,345	$523,540
Accounts receivable, net of allowance for doubtful accounts of $166 and $26 as of October 31, 2014, and July 31, 2014, respectively	1,482	490
Inventory, net of reserve balances of $6,361 and $7,352 as of October 31, 2014, and July 31, 2014, respectively	57,733	64,120
Prepaid expenses and other current assets	36,012	9,839
Total current assets	289,572	597,989

Property and equipment, net	91,142	97,563
Deposit	20,695	20,695
Intangible assets, net	4,895,226	5,082,375
Total assets	$5,296,635	$5,798,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$211,343	$143,105
Deferred revenue	1,980	1,980
Note payable (Auto Loan) - current portion	15,688	15,735
Total current liabilities	229,011	160,820

Note payable (Auto Loan), net of current portion	55,716	58,978

Total liabilities	284,727	219,798

Commitment and contingency (Note 5)

Convertible redeemable preferred stock, Series B, $0.008 par value 325,000 shares authorized; 262,475 shares issued and outstanding at October 31, 2014 and July 31, 2014. (Liquidation preference $2,600,000) - (Note 10)	262,475	262,475

Stockholders’ equity:

Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at October 31, 2014 and July 31, 2014	10,000	10,000

Common stock, $0.008 par value; 125,000,000 shares authorized; 27,542,528 and 26,162,093 shares issued and outstanding at October 31, 2014 and July 31, 2014	220,338	209,294

Additional paid in capital	16,853,492	16,517,451
Accumulated deficit	(12,334,397)	(11,420,396)
Total stockholders’ equity	4,749,433	5,316,349
	$5,296,635	$5,798,622

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2014	2013

Sales	$102,755	$799,482

Cost of sales	94,428	395,273

Gross profits	8,327	404,209

Operating Expenses
Selling and general expenses	406,607	215,414
Professional fees	206,180	27,294
Amortization of acquisition-related intangible	187,149	-
Research and development	115,029	32,100
Depreciation	6,421	4,134
Total operating expenses	921,386	278,942

Income (Loss) from operations	(913,059)	125,267

Other income (expense)
Interest expense, net	(942)	(286)

Total income (loss) before income taxes	(914,001)	124,981

Income taxes	-	1,600

Net income (loss)	$(914,001)	$123,381

Net income (loss) per share - basic	$(0.034)	$0.011

Net income (loss) per share - diluted	$(0.034)	$0.007

Weighted average shares outstanding — basic	26,958,436	10,814,853

Weighted average shares outstanding — diluted	26,958,436	18,127,328

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(914,001)	$123,381
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible	187,149	-
Issuance of stock to Advisors	106,200	7,000
Issuance of stock to Investor Relation firm	77,500	-
Stock based compensation	63,384	1,560
Depreciation	6,421	4,134
Change in bad debt reserve	140	-
Change in inventory reserve	(991)	101

Decrease/ (increase) in operating assets and liabilities:
Accounts receivable	(1,132)	191,861
Inventory	7,376	640
Prepaid expenses and other current assets	(26,173)	25,884
Accounts payable and accrued liabilities	68,238	(13,178)
Deferred revenue	-	(380,000)

Net cash used in operating activities	(425,889)	(38,617)

Cash flows from investing activities:
Capital expenditures	-	(105,279)

Net cash used in investing activities	-	(105,279)

Cash flows from financing activities:
Proceeds from sale of common stock	100,000	-
Proceeds from note payable	-	85,278
Payments on note payable	(3,306)	(1,048)
Net cash provided by financing activities	96,694	84,230

Net decrease in cash and cash equivalents	(329,195)	(59,666)

Cash and cash equivalents, beginning of period	523,540	596,871

Cash and cash equivalents, end of period	$194,345	$537,205

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$942	$286

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

On January 15, 2010, the Company authorized an amendment its Articles of Incorporation (the “Amendment”) to change its name to AmbiCom Holdings, Inc., to increase the number of its authorized shares of capital stock from 75,000,000 to 1,050,000,000 shares of which 1,000,000,000 were designated common stock, par value $0.001 per share (the “Common Stock”) and 50,000,000 were designated preferred stock, par value $0.001 per share (the “Preferred Stock”) and to effect a forward-split such that 131.2335958 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”).

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

Pursuant to the terms of the Exchange, the Company acquired AmbiCom from the AmbiCom former equity holders in exchange for an aggregate of 20,000,000 newly issued shares of Common Stock, 2,600,000 shares of Series B Preferred Stock, an option to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock at the purchase price of $0.01 per share, and warrants to purchase 500,000 shares of Common Stock at the exercise price of $0.50 per share (collectively, the “Exchange Shares”). As a result of the Exchange, the AmbiCom equity holders surrendered all of their issued and outstanding capital stock of AmbiCom in consideration for the Exchange Shares and AmbiCom became a wholly-owned subsidiary of the Company.

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

On May 29, 2014, the Company acquired all of the assets of Veloxum Corporation, a Delaware corporation (“Veloxum”) in consideration for the issuance of 13,100,437 shares of the Company’s Common Stock. Following the Company’s acquisition of all of Veloxum’s assets, the Company has focused its operations as an optimizer of server’s infrastructure configuration settings.

Details of the Company’s subsidiary as of October 31, 2014 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

E-Care USA, Inc.	Nevada March 15, 2011	Wholly-owned subsidiary of AmbiCom Holdings, Inc.	Designer and developer of wireless home medical devices

Inter-company accounts and transactions have been eliminated in consolidation.

Note 2 – Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed balance sheet at July 31, 2014 has been derived from the audited financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the periods presented.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of October 31, 2014 and results of its operations and cash flows for the three months ended October 31, 2014 and 2013. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended July 31, 2014 included in the Company’s Form 10-K.

Note 3 – Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

a) Segment Information - The Company follows ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information.” Topic 280 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a client by client basis. The Company derives all significant revenues from a single reportable operating segment of business. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least annually, whether the Company continues to have one single reportable segment.

b) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material to the financial statements. Estimates are used primarily in determining the depreciable lives of fixed assets, valuation of stock based compensation, and inventory valuation. In addition, estimates form the basis for the reserves for sales allowances, accounts receivable and inventory. Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience and current and expected economic conditions.

c) Cash and Cash Equivalents - The Company considers all highly liquid investments and time deposits with original maturities of three months or less when purchased to be cash equivalents. All cash and cash equivalents are maintained with nationally recognized financial institutions.

d) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $166as of October 31, 2014 and $26 as of July 31, 2014, respectively.

e) Inventory - Inventory is stated at the lower of cost or market on an average cost basis. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of October 31, 2014 and July 31, 2014, the value of the inventory reserve was $6,361 and $7,352 respectively, and the majority of the inventory was comprised of finished goods.

f) Income Taxes - The Company accounts for income taxes pursuant to the FASB ASC Topic 740, "Accounting for Uncertainty in Income Taxes", (“Topic 740”). Topic 740 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with generally accepted accounting principles. The calculation of the Company's tax provision involves the application of complex tax rules and regulations within multiple jurisdictions. The Company's tax liabilities include estimates for all income-related taxes that the Company believes are probable and that can be reasonably estimated. To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement. If the Company's income tax estimates are overstated, income tax benefits will be recognized when realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Topic 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

g) Intangible Assets – Developed technology and trade names were acquired as part of the Veloxum transaction in May 2014. Acquisition –related intangibles are amortized over their estimated useful lives based on expected future benefit.

The carrying amounts of the intangible assets as of October 31, 2014 and July 31, 2014 are as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
									Average Useful Life
	July 31, 2014	Additions	October 31, 2014	July 31, 2014	Expense	October 31, 2014	July 31, 2014	October 31, 2014	(Years)
Developed technology	$4,423,375	$-	$4,423,375	$(133,203)	$(157,978)	$(291,181)	$4,290,172	$4,132,194	7
Trade names	816,800		816,800	(24,597)	(29,171)	(53,768)	792,203	763,032	7
Total intangible assets, net	$5,240,175	$-	$5,240,175	$(157,800)	$(187,149)	$(344,949)	$5,082,375	$4,895,226

Total amortization expense related to intangible assets was $187,149 for the three months ended October 31, 2014, all of which was recorded in operating expenses. As of October 31, 2014, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

			Total
	Developed	Trade	intangible
Year ending July 31,	technology	names	assets
2015	$473,933	$87,515	$561,448
2016	631,911	116,686	748,597
2017	631,911	116,686	748,597
2018	631,911	116,686	748,597
2019	631,911	116,686	748,597
Thereafter	1,130,617	208,773	1,339,390
Total intangible assets subject to amortization	4,132,194	$763,032	$4,895,226

Developed technology and trade name are tested for impairment based on the guidelines in Accounting Standards Codification Topic 360-10-35, Impairment or Disposal of Long-Lived Assets

A long-lived asset or asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for the long-live asset or asset group might not be recoverable. As a result, a company is not required to perform an impairment analysis if indicators of impairment are not present. Instead, a company would assess the need for an impairment write-down only if an indicator of impairment (also referred to as a triggering event) is present. As of October 31, 2014, no triggering events have occurred which would indicate that the acquired Veloxum developed technology and trade name values may not be recoverable. The strategy and plans that had been put in place at the original acquisition date were still effective and progressing as planned.

h) Revenue Recognition - The Company's product revenues are recognized upon shipment or delivery and acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured. For service and development projects, the company recognizes revenue upon the completion of the service and records costs incurred by the company for service and development under the project as cost of sales expenses.

i) Research and Development Costs -Research and development costs are charged to operations as incurred. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development activities relating to new and existing products.

j) Stock-Based Compensation - The Company accounts for its stock-based compensation expense based on the fair value of the stock-based awards that are ultimately expected to vest. The fair value of employee stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period), net of estimated forfeitures. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the prior estimates.

The Company records the expense attributed to non-employee services paid with stock-based awards based on the estimated fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation for non-employees is subject to re-measurement as the options vest, and the expense is recognized over the period during which services are received.

k) Fair Value of Financial Instruments - The Company records its financial assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance for fair value establishes a three-level hierarchy for disclosure of fair value measurements, as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted market prices included in Level 1) that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying values of certain financial assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying value of the Company’s note payable (Auto loan) approximates its fair value as the terms of the borrowing are consistent with current market rates that the Company could obtain for debt with similar terms and maturities.

l) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.

The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of October 31, 2014 and July 31, 2014, management does not believe they are exposed to any significant risk on their cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers, where company is seeking to capture more business from other targeted medical device companies.

One customer accounted for $85% of revenue for the three months ended October 31, 2014 and two customers accounted for 92% of revenue for the three months ended October 31, 2013.

One vendor accounted for 100% of the purchases for the three months ended October 31, 2014, and one vendor accounted for 97% of the purchases for the three months ended October 31, 2013.

Note 4 -Liquidity and Management’s Plan

As of October 31, 2014, the Company had cash and cash equivalents of $194,345 and an accumulated deficit of $12,334,397. The Company also incurred a net loss of $914,001 and had net cash used in operating activities of $425,889 for the three months ended October 31, 2014. Given the Company’s negative cash flow from operations management anticipated its cash constraints and, therefore, took measures to meet its obligations. On December 18, 2014, the Company effectuated a Securities Purchase Agreement with an accredited investor for the purchase and sale of up to $285,000 of the Company’s original issue discount convertible debentures. The first Debenture, in the principal amount of $160,000, was issued on December 18, 2014 (Note 11- Subsequent Events). Additionally, the Company has access to an equity investment line pursuant to the investment agreement with Kodiak Capital Group, LLC. The investment agreement provides for common stock investments in the Company in increments of $25,000 up to a total investment balance of $1 million, of which $175,000 have already been invested. Management expects its new business for automated optimization of software applications will start generating revenue in the quarter ending January 31, 2015 and continue to grow. There can be no assurances that management will be able to successfully implement a long-term solution, and accordingly, the Company continues to explore debt and equity financing options.

The Company believes in the viability of its strategy to increase revenue, cash flows, and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company will provide the Company with sufficient liquidity to continue to finance its operations and continue as a going concern.

Note 5 –Commitments and Contingencies

The Company leases its office and warehouse. The maturity date for the lease is May 2016. Rent expense was $13,419 for the three months ended October 31, 2014 and for the three months ended October 31, 2013.

Note 6 - Series B Convertible Redeemable Preferred Stock

In September 2011, the Company amended and restated its Articles of Incorporation. Before the amendment, there were 2,600,000 shares of Series B Convertible Preferred Stock authorized at $0.001 par value per share. After the amendment, the authorized number of shares of Series B Convertible Preferred Stock was changed to 325,000 at $0.008 par value per share.

As of July 31, 2014, there were 262,475 shares of Series B Convertible Preferred Stock outstanding. During the quarter ended October 31, 2014, there were no changes to the shares of Series B. There are 262,475 shares of Series B outstanding as of October 31, 2014.

The Series B accrues annual dividends at the rate of 6% per year in shares of Common Stock at the dividend conversion rate of $1.00.  The Series B, together with any unpaid dividends, is convertible at any time into shares of the Company’s common stock at the conversion rate of eight shares of Common Stock for each share of Series B converted.  Following the second anniversary of the Exchange, the Series B, together with any unpaid dividends, shall be convertible into Common Stock at the conversion price divided by the greater of forty cents ($0.40) or seventy percent (70%) of the daily volume weighted average price of the Common Stock for the twenty trading days immediately prior to the conversion.  The Series B is redeemable by the Company, at any time prior to December 31, 2015, in cash at the redemption rate of $1.00 per share of Series B plus any accrued and unpaid dividends.  On December 31, 2015, all outstanding shares of Series B shall be redeemed by the Company at a per share redemption price equal to $1.00 per share of Series B plus an amount of Common Stock equal to the amount of the accrued and unpaid dividend thereon.  The Series B has a liquidation preference of $2,600,000 and has priority over the Series A Preferred Stock and the Common Stock.  The Series B votes on an “as converted” basis.

Note 7 – Shareholders’ Equity

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

Series A Convertible Preferred Stock

The Company has authorized a total of 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. If the Company reports net income in two of the following four years following the Exchange, the Series A shall be convertible into Common Stock at the conversion rate of two shares of Common Stock per each share of Series A converted. There are 10,000,000 shares of Series A outstanding as of October 31, 2014.

Options

As of October 31, 2014, there were options issued and outstanding for the purchases of 1,800,000 shares of Common Stock under the 2010 Equity Incentive Plan and 2,500,000 shares of Common Stock under the 2014 Equity Incentive Plan.

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

No options were granted under the 2010 Plan during three months ended October 31, 2014 and October 31, 2013

At October 31, 2014, 477,778 options remain available for future grant under the 2010 Plan.

As of October 31, 2014, there were options outstanding under the 2010 Plan to purchase 200,000 shares of Common Stock at a purchase price of $0.20 per share, 250,000 shares of Common Stock at a purchase price of $0.09 per share, 75,000 shares of Common Stock at a purchase price of $0.03 per share, 275,000 shares of Common Stock at a purchase price of $0.16 per share and 1,000,000 shares of Common Stock at a purchase price of $0.24 per share. No options have been exercised since the Plan was created.

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

On August 11, 2014, 1,750,000 options were granted to two employees at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.48%; volatility of 49%; expected life of 6.5 years; and zero dividend yield, the Company recognized a non-cash stock compensation charge of $27,129 for the three months ended October 31, 2014 in connection with the issuance and vesting of these options.

On September 5, 2014, 750,000 options were granted to one employee at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.48%; volatility of 43%; expected life of 6.5 years; and zero dividend yield, the Company recognized a non-cash stock compensation charge of $5,378 for the three months ended October 31, 2014 in connection with the issuance and vesting of these options.

As of October 31, 2014, there were options outstanding under the 2014 Plan to purchase 2,500,000 shares of Common Stock at a purchase price of $0.24 per share. No options have been exercised since the Plan was created.

Common Stock

In September 2011, the Company amended and restated its Articles of Incorporation to effectuate a 1 for 8 reverse stock split by decreasing the authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. There were 27,542,528 shares and 26,162,093 outstanding as of October 31, 2014 and July 31, 2014, respectively.

On August 11, 2014, the Company issued 250,000 shares of common stock to its investor relations firm in exchange for service provided.

On August 11, 2014, the Company issued 200,000 shares of common stock to Mr. Robert Radoff, a member of the Board of Directors as compensation.

On August 28, 2014, the Company issued 170,000 shares of common stock to certain advisors to the Company in exchange for advisory services provided.

Kodiak Capital Group LLC Investment Agreement

On October 31, 2011, we entered into an Investment Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (the “Investor”) to purchase up to $1,000,000 of the Company’s Common Stock. In accordance with these Equity Line Transaction agreements, the Company filed a registration statement on Form S-1, which was declared effective on January 25, 2013. The Investment Agreement allows the Company to sell Common Stock in increments of $25,000 at a per share purchase price equal to 80% of the volume weighted average price of the Common Stock over five consecutive trading days. The agreements provide for the Company to exercise put options that obligate the Investor to purchase common stock shares valued at $25,000 per each put option.

On March 25, 2014, the Company sold 120,193 shares of Common Stock for $25,000 to the Investor. The Company issued the following common stock shares to the Investor, each in exchange for a $25,000 investment; 208,333 shares on May 12, 2014; 100,806 shares on May 27, 2014; 148,810 shares on September 23, 2014; 168,919 shares on October 3, 2014; 219,491 shares on October 13, 2014; and 223,215 shares on October 22, 2014.

Note 8 – Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended October 31, 2014 and 2013 was $6,421 and $4,134, respectively.

	October 31, 2014	July 31, 2013
Furniture and fixture	$27,634	$27,634
Machinery and equipment	27,540	27,540
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
Vehicle	105,278	105,278
	525,854	525,854
Accumulated depreciation	(434,712)	(428,291)
Property and equipment, net	$91,142	$97,563

Note 9 - Note Payable (Auto loan)

Note payable consists of the following as of October 31, 2014 and July 31, 2014:

Note Payable Consists of the Following at:

	October 31, 2014	July 31, 2014
Note payable (Auto Loan)	$71,404	$74,713
Less current portion	15,688	15,735
Long-term note payable	$55,716	58,978

Note payable, secured by vehicle, bears interest at 3.99% per annum and has a maturity date of October 9, 2019.

Note 10 – Revision of Prior Period Amounts

It was determined during the preparation of the interim financial statements for the three months ended October 31, 2014, that adjustments were required relating to periods preceding August 1, 2014. These adjustments resulted from the Company’s re-evaluation of the accounting treatment of the Series B Convertible Redeemable Preferred Stock (the “Series B”), which was originally recorded in stockholders’ equity upon issuance. Management determined that the Series B meets the definition of a temporary equity instrument in accordance with ASC Topic 480-10-S99“Accounting for Redeemable Equity Instruments”. Accordingly, the Company determined that the Series B should be classified as temporary equity and recorded at its redemption value.

Management has evaluated the effect of this prior period adjustment and determined that it was immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. In accordance with guidelines issued in SEC Staff Accounting Bulletin, we have recorded adjustments to correct and reclassify the current year’s beginning Series B and additional paid in capital amounts to correct these immaterial prior period errors. We also plan to revise in future filings of our 10-Q and 10-K, the previously reported quarterly and annual financial statements during the year ended July 31, 2014 for these immaterial amounts.

The following table sets forth the revised prior period balances reported in our comparative financial statements:

	Previously
	reported	Adjustment	Revised
Balance sheet items at July 31, 2014:
Preferred Stock, Series B	2,100	260,375	262,475
Additional paid in capital	16,777,826	(260,375)	16,517,451
Total stockholders’ equity	5,578,824	(262,475)	5,316,349

Note 11 – Subsequent Events

Management of the Company performed an evaluation of all subsequent events that occurred as of the date these financial statements were issued to determine if they must be reported. Management of the Company has determined that the following subsequent events are required to be disclosed:

On November 20, 2014, the CEO of the Company has converted 10,000,000 shares of preferred A to 20,000,000 shares of common stocks.

On December 18, 2014, the Company effectuated a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”) for the purchase and sale of up to $285,000 of the Company’s original issue discount convertible debentures (collectively, the “Debentures”). The Debentures do not bear interest and are convertible into shares of Common Stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) trading days immediately preceding the date of conversion. In addition, the Company paid the Investor a fee consisting of $5,000 and 200,000 shares of restricted Common Stock in connection with the due diligence review of the Company and reimbursed the Investor for $5,000 in legal fees incurred by the Investor. The first Debenture, in the principal amount of $160,000, was issued on December 18, 2014 (the “Closing Date”). An additional Debenture in the principal amount of $125,000 may be issued by the Registrant to the Investor anytime sixty-one (61) days following the Closing Date subject to the satisfaction of the terms and conditions set forth in the Agreement (the “Second Closing”).

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

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in our annual report for the fiscal year ended July 31, 2014.

Acquisition and Reorganization

On January 15, 2010, the acquisition of AmbiCom was completed, and the business of AmbiCom was adopted as our business. As such, the following Management Discussion is focused on the current and historical operations of AmbiCom, and excludes the prior operations of the Registrant.

On May 15, 2014, the Company acquired intangible assets of Veloxum Corp., a privately held Delaware corporation, relating developed technology and trade names for 13,100,437 shares of the Company’s common stock.

Overview

AmbiCom is a designer and developer of wireless products focusing on Wi-Fi and Bluetooth® applications for the medical and healthcare industry. AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target original equipment manufacturer (“OEM”) markets including a new secure digital input output (“SDIO”) card to be sold to its OEM customers. The Company believes that there are unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service. AmbiCom is also selling home healthcare products in the retail market which includes solar toothbrushes in general that utilizes light into negatively-charged ions. The Company will also continue to expand on its non-recurring engineering (“NRE”) project. Following the Company’s acquisition of the assets of Veloxum, the Company has focused its operations as an optimizer of server infrastructure configuration settings using its patented Active Continuous Optimization (“ACO”) which helps realize the full potential of both visualized and physical IT infrastructure.

The Company entered into an Investment Agreement and a Registration Rights Agreement with an accredited investor to purchase up to $1,000,000 of the Company's common stock on October 31, 2011.The facility set the purchase price at 80% of the volume weighted average price of the Common Stock over the preceding five consecutive trading days.

On September 23, 2014, the Company sold 148,810 shares of Common Stock for $25,000 to Kodiak Capital Group, LLC (the “Investor”).

On October 3, 2014, the Company sold 168,919 shares of Common Stock for $25,000 to the Investor.

On October 13, 2014, the Company sold 219,491 shares of Common Stock for $25,000 to the Investor.

On October 22, 2014, the Company sold 223,215 shares of Common Stock for $25,000 to the Investor.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended October 31,
	2014	2013

Sales	100.0%	100.0%

Cost of sales	91.9%	49.4%

Gross profits	8.1%	50.6%

Operating Expenses
Selling and general expenses	395.7%	26.9%
Professional fees	200.7%	3.4%
Amortization of acquisition-related intangible	182.1%	0.0%
Research and Development	111.9%	0.0%
Depreciation	6.2%	0.5%
Total operating expenses	896.6%	30.8%

Income (loss) from operations	-888.5%	19.8%

Other income (expense)
Interest expense, net	-0.9%	0.0%
Net other income (expense)	-0.9%	0.0%

Total income (loss) before income taxes	-889.4%	19.8%

Income taxes	0.0%	0.2%

Net income (loss)	-889.4%	19.6%

Revenue

Revenue is derived from sales of our wireless device products and service and development project fees along with home healthcare products. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules, mobile wireless products, solar ionic toothbrush and optimization service. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole.

Total revenue for the three months ended October 31, 2014 and 2013 is summarized in the following table:

Three Months Ended October 31,
2014	2013	Change in Dollars	Change in Percent
$102,755	$799,482	$(696,727)	-87%

Our sales declined 87% in the three months ended October 31, 2014 compared to the three months ended October 31, 2013, mainly as a result of a large portion of our products reaching the end of their product life cycle which result in a decrease in revenue. We anticipate demand to increase once new wireless device products including the Company’s SDIO card become available and with the introduction of an automated optimization software application for servers, virtual machines and PCs for OEM project with PC Driver Headquarters LP, Korea and India distributors.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our service and development projects. Our cost of sales for the three months ended October 31, 2014 and 2013 are summarized in the following table:

Three Months Ended October 31,
2014	2013	Change in Dollars	Change in Percent
$94,428	$395,273	$(300,845)	-76%

Our cost of sales declined by 76% in the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The decrease in cost of sales matched the decrease in revenue for the period.

Gross Profit & Gross Margin

Three Months Ended October 31,
2014	2013	Change in Dollars	Change in Percent
$8,327	$404,209	$(395,882)	-98%

Our gross profit declined by 98% from $404,209 in the three months ended October 31, 2013 to $8,327 in the three months ended October 31, 2014. We do not necessarily expect gross margins to remain at this level in 2015 and our gross margin will continue to be affected by a variety of factors that include the cost of outsourcing to support project demands, the speed and extent to which new products (including Automated Optimization Software Application) are adopted by customers, the success of our retail market products (such as our solar toothbrushes that utilize light into negatively-charged ions and automated optimization software application for PCs), the amount of service and development projects we take on, average sales prices realized on sales of our products, fluctuations in the cost of our purchased components, and the stage of our product life cycle.

Operating Expenses

Three Months Ended October 31,
2014	2013	Change in Dollars	Change in Percent
$921,386	$278,942	$642,444	230%

Our operating expenses consist primarily of research and development, salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses may, from time to time, include charges relating to accounting, legal, insurance or stock-based compensation. Overall operating expenses increased by $642,444, for the three months ended October 31, 2014 compared to $278,942 for the three months ended October 31, 2013, an increase of 230%. The increase in operating expenses is mainly due to the increase in amortization of acquisition –related intangibles, R&D expenses for our newly acquired automated optimization software application, stock based compensation expense and professional fees.

Selling, general and administrative expense increased by $191,193 or 89% for the three months ended October 31, 2014 compared to for the three months ended October 31, 2013. The increase was primarily due to higher office and salary expenses (increase of approximately $131,000) and travel expenses for developing software overseas (increase of approximately $26,000).

Professional fees increased by $178,886, or 655% for the three months ended October 31, 2014 compared to for the three months ended October 31, 2013. The increase was driven by the professional service engaged for our optimization solution.

Amortization of acquisition-related intangibles increased by $187,149 for the three months ended October 31, 2014 compared to zero for the three months ended October 31, 2013. The increase was primarily due to the amortization of intangible from the acquisition date.

Research and development spending increased by $82,929 or 258% in for the three months ended October 31, 2014 compared to for the three months ended October 31, 2013. The increase was driven by the development expense in our optimization solution

Income and Loss from Operations

Income from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit. Our income from operations declined from an income of $123,381 in the three months ended October 31, 2013 to a net loss of $914,001 in the three months ended October 31, 2014

The loss for the three months ended October 31, 2014, was largely a result of the increase in amortization for intangible assets, R&D expenses for our newly developing automated optimization software applications and the decrease of demand for our wireless device products from our customers who are upgrading their products with new interface wireless device. We anticipate demand to increase once new wireless device products including the Company’s SDIO card become available and introduce automated optimization software applications for servers, virtual machines and PCs for OEM project with PC Driver Headquarters LP, Korea and India distributors.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges. We had a net other expense of $942 for the three months ended October 31, 2014 compared to a net other expense of $286 for the three months ended October 31, 2013. Our other income-expense declined by $656 as a result of interest expense on the Company’s note payable.

Provision for Income Taxes

Our effective tax rate for the years ended July 31, 2014 and 2013 was 42.8%. We made no provisions for income taxes in either the first three months of 2014 or 2013 as we had significant NOL carry-forwards to cover our liability for the these periods.

Net Income (loss)

Net income (loss) for the three months ended October 31, 2014 and 2013 is summarized in the following table:

Three Months Ended October 31,
2014	2013	Change in Dollars	Change in Percent
$(914,001)	$123,381	$(1,037,382)	-841%

For the three months ended October 31, 2014, net loss was $914,001, a decrease of 841% compared to the three months ended October 31, 2013, net income of $123,381. The decrease in net income for the three months ended October 31, 2014 was due to decreases in revenue and gross profit accompanied by primarily increasing professional service, R&D development and intangible asset amortization expense for optimization solution development.

Capital Resources and Liquidity

	October 31,	July 31,
	2014	2014
	(Unaudited)
Cash and cash equivalents	$194,345	$523,540
Short-term and long-term debt	$71,404	$74,713
Debt as percentage of stockholders' equity	1.42%	1.34%

In summary, the cash flows for each period were as follows:

	Three Months Ended October 31,
	2014	2013
Net cash used for operating activities	$(425,889)	$(38,617)
Net cash used for investing activities	-	(105,279)
Net cash provided by financing activites	96,694	84,230
Net decrease in cash and cash equivalents	$(329,195)	$(59,666)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

Our total current assets declined63% to $289,573 for three months ended October 31, 2014 from $788,258 for three months ended October 31, 2013 while our current liabilities increased255% to $229,011for three months ended October 31, 2014 from $64,430.23for three months ended October 31, 2013. Our overall working capital decreased by 92% to a positive working capital of $60,562for three months ended October 31, 2014 from a positive working capital of $723,828for three months ended October 31, 2013.

One customer accounted for $87,541 (88%) of revenue for the three months ended October 31, 2014 and two customers accounted for $566,200 (71%) and $165,000 (21%) of revenue for the three months ended October 31, 2013.

Investing Activities

Investing cash flows consist primarily of capital expenditures.

There is no investing activity for three months ended October 31, 2014 compared to $105,279 used for investing activities for three months ended October 31, 2013.

Financing Activities

Financing cash flows consist primarily of payment of long-term debt and proceeds from the sales of shares through investment agreement.

Liquidity

Cash generated from operations is our primary source of liquidity. Cash and cash equivalents were $194,345 at October 31, 2014 and $537,205 at October 31, 2013. The net decrease in cash over the period was primarily due to the net loss incurred by the Company during the period.

Given our negative cash flow from operations and in order to meet our expected cash needs for the next twelve months, we will need to secure additional liquidity sources. We expect that our new business for automated optimization software application will start generating revenue in the quarter ending January 31, 2015 and continue to grow. There can be no assurances that we will be able to successfully implement a long-term solution, and accordingly, we continue to explore debt and equity financing options. On December 18, 2014, the Company effectuated a Securities Purchase Agreement with an accredited investor for the purchase and sale of up to $285,000 of the Company’s original issue discount convertible debentures. The first Debenture, in the principal amount of $160,000, was issued on December 18, 2014. Additionally, the Company has access to an equity investment line pursuant to the investment agreement with Kodiak Capital Group, LLC. The investment agreement provides for additional common stock investments in the Company in increments of $25,000 until the total investment balance reaches $1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended July 31, 2014, which was filed with the Securities and Exchange Commission on November 13, 2014.

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since July 31, 2014.

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

In connection with the audit of the financial statements for the year ended July 31, 2014, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

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

The Company is committed to improving the internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future. Notwithstanding the material weaknesses that existed as of July 31, 2014, management has concluded that the condensed financial statements included elsewhere in this quarterly report present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with GAAP.

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

Date: December 22, 2014	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: December 22, 2014	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

