Form 10-Q/A
period 2014-10-31
AMBICOM HOLDINGS, INC
filed 2015-01-05
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note: AmbiCom Holdings, Inc. (the “Registrant”) is amending its Quarterly Report on Form 10-Q for the period ending October 31, 2014, filed with the Securities and Exchange Commission on December 22, 2014 (the “Form 10-Q”) to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The Registrant is also amending the Form 10-Q to amend Item 5 of Part II to incorporate previously disclosed information therein.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On December 18, 2014, the Company effectuated a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”) for the purchase and sale of up to $285,000 of the Company’s original issue discount convertible debentures (collectively, the “Debentures”).  The Debentures do not bear interest and are convertible into shares of the Company’s common stock, par value $0.008 per share (the “Common Stock”) at a conversion price equal to seventy percent (70%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Company paid the Investor a fee consisting of $5,000 and 200,000 shares of restricted Common Stock (the “Commitment Shares”) in connection with the Investor’s due diligence review of the Company and reimbursed the Investor for $5,000 in legal fees incurred by the Investor.  Pursuant to the Agreement and a Registration Rights Agreement, for the nine months following the date of the Agreement, if the Company offers Common Stock (or other equity securities convertible into or exchangeable for Common Stock) registered for sale under the Securities Act or proposes to file a registration statement (“Registration Statement”) with the Securities and Exchange Commission covering any of its securities other than (i) a registration on Form S-8 or S-4, or any successor or similar forms; (ii) a shelf registration under Rule 415 for the sole purpose of registering shares to be issued in connection with the acquisition of assets; or (iii) an amendment or post-effective amendment of a Registration Statement of the Company filed as of the signing Closing Date, the Company will give the Investor the option to include the Commitment Shares and any shares of Common Stock into which the Debentures are convertible into in such Registration Statement.

The first Debenture, in the principal amount of $160,000, was issued on December 18, 2014 (the “Closing Date”). An additional Debenture in the principal amount of $125,000 may be issued by the Company to the Investor anytime sixty-one (61) days following the Closing Date subject to the satisfaction of the terms and conditions set forth in the Agreement (the “Second Closing”).  No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of the shares as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. The Company has no obligation to issue any of the remaining Debenture to the Investor and may repay the Debentures at any time, subject to certain prepayment penalties.  The proceeds received by the Company under the Agreement are expected to be used for general corporate purposes.

ITEM 6. Exhibits

31.1	Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 5, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: January 5, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)