Form 10-Q
period 2015-01-31
AMBICOM HOLDINGS, INC
filed 2015-03-17
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of March 17, 2015, the Registrant had 49,135,440 shares of common stock, par value $0.008 per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$28,049	$523,540
Accounts receivable, net of allowance for doubtful accounts of $218 and $26 as of January 31, 2015, and July 31, 2014, respectively	12,103	490
Inventory, net of allowance of $1,546 and $7,352 as of January 31, 2015, and July 31, 2014, respectively	31,147	64,120
Prepaid expenses and other current assets	32,317	9,839
Total current assets	103,616	597,989

Property and equipment, net	173,041	97,563
Deposit	20,695	20,695
Intangible assets, net	4,708,077	5,082,375
Total assets	$5,005,429	$5,798,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$280,318	$143,105
Deferred revenue	18,063	1,980
Capital lease obligations - current portion	17,303	-
Note payable (Auto Loan) - current portion	15,688	15,735
Total current liabilities	331,372	160,820

Capital lease obligations - net of current portion	64,357	-
Note payable (Auto Loan) - net of current portion	52,422	58,978
Convertible debt - net of debt discount	6,667	-
Derivative liability	150,707	-

Total liabilities	605,525	219,798

Commitments and contingencies (Note 5)

Convertible redeemable preferred stock, Series B, $0.008 par value 325,000 shares authorized; 262,475 shares issued and outstanding at January 31, 2015 and July 31, 2014. (Liquidation preference $2,600,000) - (Note 11)	262,475	262,475

Stockholders’ equity:

Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized; 0 shares and 10,000,000 shares issued and outstanding at January 31, 2015 and July 31, 2014, respectively	-	10,000

Common stock, $0.008 par value; 125,000,000 shares authorized; 48,561,924 and 26,162,093 shares issued and outstanding at January 31, 2015 and July 31, 2014, respectively	388,495	209,297
Additional paid in capital	16,906,354	16,517,448
Accumulated deficit	(13,157,420)	(11,420,396)
Total stockholders’ equity	4,137,429	5,316,349
	$5,005,429	$5,798,622

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Sales	$36,036	$442,954	$138,775	$1,242,435

Cost of sales	26,586	182,985	121,014	578,258

Gross profit	9,450	259,969	17,761	664,177

Operating Expenses
Selling and general expenses	449,161	195,217	855,768	410,631
Amortization of acquisition-related intangibles	187,149	-	374,298	-
Research and development	121,995	25,000	237,024	57,100
Professional fees	97,717	148,624	303,897	175,918
Depreciation	11,395	7,053	17,816	11,187
Total operating expenses	867,417	375,894	1,788,803	654,836

Income (Loss) from operations	(857,967)	(115,925)	(1,771,042)	9,341

Other income (expense)
Other income (expense), net	44,387	-	44,387	-
Interest (expense), net	(7,827)	(894)	(8,769)	(1,181)
Net other income (expense)	36,560	(894)	35,618	(1,181)

Total income (loss) before income taxes	(821,407)	(116,819)	(1,735,424)	8,160

Income taxes	1,600	-	1,600	1,600

Net income (loss)	$(823,007)	$(116,819)	$(1,737,024)	$6,560

Net income (loss) per share - basic	$(0.019)	$(0.010)	$(0.049)	$0.001

Net income (loss) per share - diluted	$(0.019)	$(0.010)	$(0.049)	$0.0003

Weighted average shares outstanding — basic	43,959,237	11,434,147	35,369,442	10,995,366

Weighted average shares outstanding — diluted	43,959,237	11,434,147	35,369,442	18,781,269

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(1,737,024)	$6,560
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangibles	374,298	-
Change in fair value of derivative liability	48,707	-
Issuance of stock to advisors	189,400	47,000
Stock based compensation	129,204	4,181
Issuance of stock to investor relation firm	77,500	50,000
Depreciation	17,816	11,187
Amortization of discount on convertible debt	6,667
Change in bad debt reserve	192	-
Issuance of Preferred A stock to Officer	-	2,950
Change in inventory allowance	(5,806)	101

Decrease/ (increase) in operating assets and liabilities:
Accounts receivable	(11,805)	(20,494)
Inventory	38,779	4,638
Prepaid expenses and other current assets	(12,477)	62,709
Accounts payable and accrued liabilities	137,212	47,683
Deferred revenue	16,083	(380,000)

Net cash used in operating activities	(731,254)	(163,485)

Cash flows from investing activities:
Capital expenditures	-	(106,514)

Net cash used in investing activities	-	(106,514)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	134,000	-
Proceeds from sale of common stock	120,000	-
Payment on capital Lease	(11,634)	-
Proceeds/ (Payment) for note payable ( Auto Loan)	(6,603)	81,117
Net cash provided by financing activities	235,763	81,117

Net decrease in cash and cash equivalents	(495,491)	(188,882)

Cash and cash equivalents, beginning of period	523,540	596,871

Cash and cash equivalents, end of period	$28,049	$407,989

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$8,769	$1,181

Noncash investing and financing activities:
Fixed assets acquired pursuant to a capital lease	$93,294	$-
Embedded derivative liability issued in connection with convertible debt	$102,000	$-
Issuance of common stock in connection with convertible debt	$42,000	$-
Conversion of preferred stock, series A, to common stock	$10,000	$-
6% dividend for preferred stock Series B holders issued in common stock	$126	$-

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

Details of the Company’s subsidiary as of January 31, 2015 are as follows:

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

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of the Company’s management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of January 31, 2015 and results of its operations and cash flows for the three months and six months ended January 31, 2015 and 2014. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.

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

b) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material to the financial statements. Estimates are used primarily in determining the depreciable lives of fixed assets, valuation of stock based compensation, valuation of convertible instruments and derivative liability, and inventory valuation. In addition, estimates form the basis for the reserves for sales allowances, accounts receivable and inventory. Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience and current and expected economic conditions.

c) Cash and Cash Equivalents - The Company considers all highly liquid investments and deposits with original maturities of three months or less when purchased to be cash equivalents. All cash and cash equivalents are maintained with nationally recognized financial institutions.

d) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $218 as of January 31, 2015 and $26 as of July 31, 2014, respectively.

e) Inventory - Inventory is stated at the lower of cost or market on an average cost basis. Inventory allowances are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of January 31, 2015 and July 31, 2014, the value of the inventory allowance was $1,546 and $7,352 respectively, and the inventory was comprised of finished goods.

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

g) Intangible Assets – Developed technology and trade names were acquired as part of the Veloxum transaction in May 2014. Acquisition related intangibles are amortized over their estimated useful lives based on expected future benefit.

The carrying amounts of the intangible assets as of January 31, 2015 and July 31, 2014 are as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Useful Life
	July 31, 2014	Additions	January 31, 2015	July 31, 2014	Expense	January 31, 2015	July 31, 2014	January 31, 2015	(Years)
Developed technology	$4,423,375	$-	$4,423,375	$(133,203)	$(315,955)	$(449,158)	$4,290,172	$3,974,217	7
Trade names	816,800		816,800	(24,597)	(58,343)	(82,940)	792,203	733,860	7
Total intangible assets, net	$5,240,175	$-	$5,240,175	$(157,800)	$(374,298)	$(532,098)	$5,082,375	$4,708,077

Total amortization expense for intangible assets was $187,149 and $374,298 for the three months and six months ended January 31, 2015, all of which was recorded in operating expenses. As of January 31, 2015, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

Year ending July 31,	Developed technology	Trade names	Total intangible assets
2015	$315,956	$58,343	$374,299
2016	631,911	116,686	748,597
2017	631,911	116,686	748,597
2018	631,911	116,686	748,597
2019	631,911	116,686	748,597
Thereafter	1,130,617	208,773	1,339,390
Total intangible assets subject to amortization	3,974,217	$733,860	$4,708,077

Developed technology and trade name are tested for impairment based on the guidelines in Accounting Standards Codification Topic 360-10-35, Impairment or Disposal of Long-Lived Assets

A long-lived asset or asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for the long-live asset or asset group might not be recoverable. As a result, a company is not required to perform an impairment analysis if indicators of impairment are not present. Instead, a company would assess the need for an impairment write-down only if an indicator of impairment (also referred to as a triggering event) is present. As of January 31, 2015, no triggering events have occurred which would indicate that the acquired Veloxum developed technology and trade name values may not be recoverable. The strategy and plans that had been put in place at the original acquisition date were still effective and progressing as planned.

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

j) Stock-Based Compensation - The Company accounts for its stock-based compensation expense based on the fair value of the stock-based awards that are ultimately expected to vest. The fair value of an employee stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period), net of estimated forfeitures. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the prior estimates.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of January 31, 2015 and July 31, 2014, management does not believe it was exposed to any significant risk on cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors.

One customer accounted for 71% of revenue for the three months ended January 31, 2015 and two customers accounted for 92% of revenue for the three months ended January 31, 2014. Two customers accounted for 85% of revenue for the six months ended January 31, 2015 and three customers accounted for 92% of revenue for the six months ended January 31, 2014.

One vendor accounted for 87% of purchases for the three months ended January 31, 2014. One vendor accounted for 100% of purchases for the six months ended January 31, 2015 and one vendor accounted for 94% of purchases for the six months ended January 31, 2014.

m) Convertible Instruments – The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging.”ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,(b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC815 also provides an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to ASC 815).

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options.

Derivative financial liabilities are initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expense), net in the consolidated statements of operations at each period end while such instruments are outstanding.

Note 4 -Liquidity and Management’s Plan

As of January 31, 2015, the Company had cash and cash equivalents of $28,049 and an accumulated deficit of $13,157,420. The Company also incurred a net loss of $1,737,024 and had net cash used in operating activities of $731,254 for the six months ended January 31, 2015. Given the Company’s negative cash flow from operations management anticipated its cash constraints and, therefore, took measures to meet its obligations.

On December 18, 2014, the Company effectuated a Securities Purchase Agreement with an accredited investor for the purchase and sale of up to $285,000 of the Company’s original issue discount convertible debentures. The first debenture, in the principal amount of $160,000, was issued on December 18, 2014.

On February 20, 2015, the Company effectuated a Convertible Note Agreement with an accredited investor for the purchase and sale of up to $400,000 of the Company’s original issue discount convertible notes. The first note, in the principal amount of $100,000, was issued on February 20, 2015 (Note 12- Subsequent Events).

On March 4, 2015, the Company effectuated a Convertible Note Agreement with an accredited investor for the purchase and sale of up to $100,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $100,000, was issued on March 4, 2015 (Note 12- Subsequent Events).

Additionally, the Company has access to an equity investment line pursuant to the investment agreement with Kodiak Capital Group, LLC. The investment agreement provides for common stock investments in the Company in increments of $25,000 up to a total investment balance of $1 million, of which $225,000 have already been invested.

Management expects its new business for automated optimization of software applications will start generating revenue in the quarter ending April 30, 2015 and continue to grow. There can be no assurances that management will be able to successfully implement a long-term solution, and accordingly, the Company continues to explore debt and equity financing options. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through January 31, 2016.

The Company believes in the viability of its strategy to increase revenue, cash flows, and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company will provide the Company with sufficient liquidity to continue to finance its operations.

Note 5 –Commitments and Contingencies

Office lease

The Company leases its office and warehouse subject to an agreement that expires in May 2016. Rent expense was $13,419 for the three months ended January 31, 2015 and January 31, 2014. Rent expense was $26,837 for the six months ended January 31, 2015 and January 31, 2014.

Capital leases

On October 31, 2014, the Company leased a total of $93,294 of servers and network switches to increase production capacity for the OEM project with PC Driver Headquarters LP. The leases are payable in 60 monthly installments through fiscal year 2019. The Company determined that the leases qualified as capital leases because the company will own the equipment at the end of the leasing term subject to a bargain purchase option. The Company allocated $17,303 to short-term capital lease obligations and $64,357 to long-term capital lease obligations at January 31, 2015. During the three months ended January 31, 2015, the Company received proceeds of $93,094 as a reimbursement for the capital lease obligations from PC Driver Headquarters LP. The Company recorded the reimbursement as other income during the three months ended January 31, 2015.

Note 6–Series B Convertible Redeemable Preferred Stock

In September 2011, the Company amended and restated its Articles of Incorporation. Before the amendment, there were 2,600,000 shares of Series B Convertible Preferred Stock authorized at $0.001 par value per share. After the amendment, the authorized number of shares of Series B Convertible Preferred Stock was changed to 325,000 at $0.008 par value per share.

As of January 31, 2015 and July 31, 2014, there were 262,475 shares of Series B Convertible Preferred Stock outstanding.

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

Note 7 – Shareholders’ Equity

Preferred Stock

The Company's Amended Articles of Incorporation authorizes the issuance of 50,000,000 shares of Preferred Stock, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Series A Convertible Preferred Stock

The Company has authorized a total of 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of two shares of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. On November 20, 2014, the CEO of the Company converted 10,000,000 shares of preferred Series A to 20,000,000 shares of common stock. There are no shares of Series A preferred stock outstanding as of January 31, 2015.

Options

As of January 31, 2015, there were options issued and outstanding for the purchase of 1,800,000 shares of common stock under the 2010 Equity Incentive Plan and 2,500,000 shares of common stock under the 2014 Equity Incentive Plan.

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

No options were granted under the 2010 Plan during the three and six months ended January 31, 2015 and January 31, 2014

At January 31, 2015,477,778 options remain available for future grant under the 2010 Plan.

As of January 31, 2015, there were options outstanding under the 2010 Plan to purchase 200,000 shares of common stock at a purchase price of $0.20 per share, 250,000 shares of common stock at a purchase price of $0.09 per share, 75,000 shares of common stock at a purchase price of $0.03 per share, 275,000 shares of common stock at a purchase price of $0.16 per share and 1,000,000 shares of common stock at a purchase price of $0.24 per share. No options have been exercised since the Plan was created.

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

The Board reserved a total of 10,000,000 shares of Common Stock for issuance under the 2014 Plan. If an incentive award granted under the 2014 Plan expires, terminates, is unexercised, or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

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

On August 11, 2014, 1,750,000 options were granted to two employees at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.48%; volatility of 49%; expected life of 6.5 years; and zero dividend yield, the Company recognized a non-cash stock compensation charge of $27,129 and 54,258 for the three months and the six months ended January 31, 2015 respectively in connection with the issuance and vesting of these options.

On September 5, 2014, 750,000 options were granted to one employee at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.48%; volatility of 43%; expected life of 6.5 years; and zero dividend yield, the Company recognized a non-cash stock compensation charge of $8,067 and 13,445 for the three months and the six months ended January 31, 2015, respectively in connection with the issuance and vesting of these options.

As of January 31, 2015, there were options outstanding under the 2014 Plan to purchase 2,500,000 shares of Common Stock at a purchase price of $0.24 per share. No options have been exercised since the Plan was created.

Common Stock

In September 2011, the Company amended and restated its Articles of Incorporation to effectuate a 1 for 8 reverse stock split by decreasing the authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. There were 48,561,924 and 26,162,093 shares of common stock outstanding as of January 31, 2015 and July 31, 2014, respectively.

During the six months ended January 31, 2015, the Company issued the following shares of common stock:

The CEO of the Company converted his 10,000,000 shares of preferred Series A stock to 20,000,000 shares of common stock.

The Company issued 15,760 shares of common stock to its preferred Series B shareholders for accrued annual dividends at the rate of 6% per year.

The Company issued a total of 1,208,118 shares of common stock to service providers in exchange for service provided.

The Company issued a total of 975,953 shares of common stock to an investor, Kodiak Capital Group, LLC.

The Company issued 200,000 shares of common stock in connection with convertible debt (Note 10- Convertible debt).

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

On March 25, 2014, the Company sold 120,193 shares of common stock for $25,000 to the Investor. The Company issued the following common stock to the Investor, each in exchange for a $25,000 investment: 208,333 shares on May 12, 2014; 100,806 shares on May 27, 2014; 148,810 shares on September 23, 2014; 168,919 shares on October 3, 2014; 219,491 shares on October 13, 2014; 223,215 shares on October 22, 2014; and 215,518 shares on November 4, 2014.

Note 8 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months and the six months ended January 31, 2015 and 2014 was $11,395 and $7,053, $17,816 and $11,187, respectively. The assets under capital leases as of January 31, 2015 and July 31, 2014 were $93,294 and $0, respectively. Accumulated depreciation related to assets under capital leases as of these dates were $5,104 and $0, respectively.

	January 31, 2014	July 31, 2014
Furniture and fixture	$27,634	$27,634
Machinery and equipment	120,834	27,540
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
Vehicle	105,278	105,278
	619,148	525,854
Accumulated depreciation	(446,107)	(428,291)
Property and equipment, net	$173,041	$97,563

Note 9 - Note Payable (Auto loan)

The note payable (auto loan) consists of the following as of January 31, 2015 and July 31, 2014:

Note Payable Consists of the Following at:
	January 31, 2015	July 31, 2014
Note payable (Auto Loan)	68,110	$74,713
Less current portion	15,688	15,735
Long-term note payable	$52,422	$58,978

The note payable, secured by an automobile, bears interest at 3.99% per annum and has a maturity date of October 9, 2019.

Note 10 – Convertible Debt and Derivative Liability

On December 18, 2014, the Company effectuated a Securities Purchase Agreement with an accredited investor for the purchase and sale of up to $285,000 of the Company’s original issue discount convertible debentures with a term of 3 years. The first debenture, in the principal amount of $160,000, was issued on December 18, 2014.

In connection with the agreement, the Company provided the lender with 200,000 shares of common stock. The Company recorded used the trading price of its common stock on December 18, 2014 to determine the value of the common stock. The Company recorded a debt discount of $42,000 attributed to the issuance of the common stock

Per the agreement, the holder may convert the notes into common stock at 70% of the lowest trading price in a 20 day trading window prior to the conversion. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Black Scholes model on December 18, 2014 and remeasured at January 31, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $102,000 on the issuance date. The debt discount attributed to the convertible note, the issuance of the common stock, and the derivative liability is being amortized over the term of the note of 3 years and recorded as interest expense in the statements of operations. As of January 31, 2014, the Company determined the fair value has increased to $150,707 and accordingly recorded $48,707 to capture the change in fair value as other expense in the statements of operations.

As of January 31, 2015, amounts outstanding under the Company’s debentures were as follows:

Principal balance	$160,000

Debt discount	(153,333)

Net carrying value of debt	$6,667

Note 11 – Revision of Prior Period Amounts

It was determined during the preparation of the interim financial statements for the three months ended January 31, 2015, that adjustments were required relating to periods preceding August 1, 2014. These adjustments resulted from the Company’s re-evaluation of the accounting treatment of the Series B Convertible Redeemable Preferred Stock (the “Series B”), which was originally recorded in stockholders’ equity upon issuance. Management determined that the Series B meets the definition of a temporary equity instrument in accordance with ASC Topic 480-10-S99 “Accounting for Redeemable Equity Instruments”. Accordingly, the Company determined that the Series B should be classified as temporary equity and recorded at its redemption value.

Management has evaluated the effect of this prior period adjustment and determined that it was immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. In accordance with guidelines issued in SEC Staff Accounting Bulletin, we have recorded adjustments to correct and reclassify the current year’s beginning Convertible Redeemable Preferred Stock Series B and Additional paid in capital amounts to correct these immaterial prior period errors. We also plan to revise in future filings of our 10-Q and 10-K, the previously reported quarterly and annual financial statements during the year ended July 31, 2014 for these immaterial amounts.

The following table sets forth the revised prior period balances reported in our comparative financial statements:

	Previously
	reported	Adjustment	Revised
Balance sheet items at July 31, 2014:

Preferred Stock, Series B	2,100	260,375	262,475

Additional paid in capital	16,777,826	(260,375)	16,517,448

Total stockholders’ equity	5,578,824	(262,475)	5,316,349

Note 12 – Subsequent Events

Management of the Company performed an evaluation of all subsequent events that occurred as of the date these financial statements were issued to determine if they must be reported. Management of the Company has determined that the following subsequent events are required to be disclosed:

On February 20, 2015, the Company effectuated a Convertible Note Agreement (the “Agreement”) with an accredited investor (the “Investor”) for the purchase and sale of up to $400,000 of the Company’s original issue discount convertible note (collectively, the “Note”). The Note do not bear interest and are convertible into shares of common stock at a conversion price equal the lesser of $0.15 or 60% of the lowest trade price in the 25 trading days previous to the conversion . The first Note, in the principal amount of $100,000, was issued on February 20, 2015 (the “Note Date”). An additional Note in the principal amount of $300,000 may be issued by the Registrant to the Investor anytime sixty-one (91) days following the Note Date subject to the satisfaction of the terms and conditions set forth in the Agreement

On March 4, 2015, the Company effectuated a Convertible Note Agreement (the “Agreement”) with an accredited investor (the “Investor”) for the purchase and sale of up to $100,000 of the Company’s original issue discount convertible note (collectively, the “Note”). The Note bears 8% interest and is convertible into shares of common stock at a conversion price equal 60% of the lowest trade price in the 15 trading days previous to the conversion. The Note, in the principal amount of $100,000, was issued on March 4, 2015 (the “Note Date”).

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

On May 15, 2014, the Company acquired intangible assets of Veloxum Corp., a privately held Delaware corporation, in the form of developed technology and trade names in exchange for 13,100,437 shares of the Company’s common stock.

Overview

AmbiCom is a designer and developer of wireless products focusing on Wi-Fi and Bluetooth® applications for the medical and healthcare industry. AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target original equipment manufacturer (“OEM”) markets including a new secure digital input output (“SDIO”) card to be sold to its OEM customers. The Company believes that there are unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service. AmbiCom is also selling home healthcare products in the retail market which includes solar toothbrushes in general that utilizes light into negatively-charged ions. The Company will also continue to expand its non-recurring engineering (“NRE”) project. Following the Company’s acquisition of the assets of Veloxum, the Company has focused its operations as an optimizer of server infrastructure configuration settings using its patented Active Continuous Optimization (“ACO”) which helps realize the full potential of both visualized and physical IT infrastructure.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	73.8%	41.3%	87.2%	46.5%

Gross profits	26.2%	58.7%	12.8%	53.5%

Operating Expenses
Selling and general expenses	1246.4%	44.1%	616.7%	33.1%
Amortization of acquisition-related intangible	519.3%	0.0%	269.7%	0.0%
Research and development	338.5%	5.6%	170.8%	4.6%
Professional fees	271.2%	33.6%	219.0%	14.2%
Depreciation	31.6%	1.6%	12.8%	0.9%
Total operating expenses	2407.0%	84.9%	1289.0%	52.8%

Income (loss) from operations	-2380.8%	-26.2%	-1276.2%	0.7%

Other income (expense)
Other income and expense, net	123.2%	0.0%	32.0%	0.0%
Interest expense, net	-21.7%	-0.2%	-6.3%	-0.1%
Net other income (expense)	101.5%	-0.2%	25.7%	-0.1%

Total income (loss) before income taxes	-2279.3%	-26.4%	-1250.5%	0.6%

Income taxes	4.4%	0.0%	1.2%	0.1%

Net income (loss)	-2283.7%	-26.4%	-1251.7%	0.5%

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

Total revenue for the three months and six months ended January 31, 2015and 2014 is summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2015	2014	Change in Dollars	Change in Percent	2015	2014	Change in Dollars	Change in Percent

$36,036	$442,954	$(406,918)	-92%	$138,775	$1,242,435	$(1,103,660)	-89%

Our sales declined 92% in the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Our sales declined 89% in the six months ended January 31, 2015 compared to the six months ended January 31, 2014, mainly as a result of a large portion of our products reaching the end of their product life cycle which result in a decrease in revenue. We anticipate demand to increase once the lease of the automated optimization software application for servers, virtual machines and PCs is launched in the United States under the OEM project with PC Driver Headquarters LP and in Korea and India via distributors.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our service and development projects. Our cost of sales for the three months and the six months ended January 31, 2015 and 2014 are summarized in the following table:

Three Months Ended January 31,				Six Months Ended January 31,
2015	2014	Change in Dollars	Change in Percent	2015	2014	Change in Dollars	Change in Percent

$26,586	$182,985	$(156,399)	-85%	$121,014	$578,258	$(457,244)	-79%

Our cost of sales declined by 85% in the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Our cost of sales declined by 79% in the six months ended January 31, 2015 compared to the six months ended January 31, 2014. The decrease in cost of sales matched the decrease in revenue for the period.

Gross Profit & Gross Margin

Three Months Ended January 31				Six Months Ended January 31
2015	2014	Change in Dollars	Change in Percent	2015	2014	Change in Dollars	Change in Percent

$9,450	$259,969	$(250,519)	-96%	$17,761	$664,177	$(646,416)	-97%

Our gross profit declined by $250,519 or 96% to $9,450 in the three months ended January 31, 2015 from $259,969 in the three months ended January 31, 2014. Our gross profit declined by $646,416 or 97% to $17,761 in the six months ended January 31, 2015 from $664,177 in the six months ended January 31, 2014. We do not necessarily expect gross margins to remain at this level in 2015 and our gross margin will continue to be affected by a variety of factors that include the cost of outsourcing support for project demands, the speed and extent to which new products (including Automated Optimization Software Application) are adopted by customers, the success of our retail market products (such as our solar toothbrushes that utilize light into negatively-charged ions and automated optimization software application for PCs), the amount of service and development projects we take on, average sales prices realized on sales of our products, fluctuations in the cost of our purchased components, and the stage of our product life cycle.

Operating Expenses

Three Months Ended January 31,				Six Months Ended January 31,
2015	2014	Change in Dollars	Change in Percent	2015	2014	Change in Dollars	Change in Percent

$867,417	$375,894	$491,523	131%	$1,788,803	$654,836	$1,133,967	173%

Our operating expenses consist primarily of research and development, salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses may, from time to time, include charges relating to accounting, legal, insurance or stock-based compensation. Overall operating expenses increased by $491,523 in the three months ended January 31, 2015 compared to the three months ended January 31, 2014, an increase of 131%. Our operating expenses increased by $1,133,967 for the six months ended January 31, 2015 compared to the six months ended January 31, 2014, an increase of 173%. The increase in operating expenses is mainly due to the increase in amortization of acquisition –related intangibles, R&D expenses for our newly acquired automated optimization software application, stock based compensation expense and professional fees.

Selling, general and administrative expense increased by $253,944 or 130% for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Selling, general and administrative expense increased by $445,137 or 108% for the six months ended January 31, 2015 compared to the six months ended January 31, 2014. The increase was primarily due to higher office and salary expenses (increase of approximately $172,000), stock compensation expenses (increase of approximately $122,000), travel expenses for developing software overseas (increase of approximately $63,000)and investor relation expenses (increase of approximately $62,000) for the six months ended January 31, 2015.

Amortization of acquisition-related intangibles increased by $187,149 for the three months ended January 31, 2015 compared to zero for the three months ended January 31, 2014. Amortization of acquisition-related intangibles increased by $374,298 for the six months ended January 31, 2015 compared to zero for the six months ended January 31, 2014. The increase was due to the amortization of intangible from the acquisition date.

Research and development spending increased by $96,995 or 388% for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Research and development spending increased by $179,924 or 315% for the six months ended January 31, 2015 compared to the six months ended January 31, 2014. The increase was driven by development expenses for our serve optimization solution

Professional fees declined by $50,907, or 34% for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Professional fees increased by $127,979, or 73% for the six months ended January 31, 2015 compared to $175,918 for the six months ended January 31, 2014. The increase was driven primarily by professional services engaged for our optimization solution.

Income and Loss from Operations

Income from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit. Our income from operations declined from a loss of $115,925 for the three months ended January 31, 2014 to a loss of $857,967 for the three months ended January 31, 2015. Our income from operations declined from an income of $9,341 for the six months ended January 31, 2014 to a net loss of $1,771,042 for the six months ended January 31, 2015.

The loss for the three months and the six months ended January 31, 2015, were largely a result of the increase in amortization for intangible assets, R&D expenses for our newly developed automated optimization software applications and the decrease in demand for our wireless device products from our customers who are upgrading their products with new interface wireless device. We anticipate demand to increase once new wireless device products including the Company’s SDIO card become available and introduce automated optimization software applications for servers, virtual machines and PCs.

Other Income and Expenses

Other income and expenses arise from non-operating events and transactions, principally interest charges. We had a net other income of $36,560 for the three months ended January 31, 2015 compared to a net other expense of $894 for the three months ended January 31, 2014. We had a net other income of $35,618 for the six months ended January 31, 2015 compared to a net other expense of $1,181 for the six months ended January 31, 2014. The increase in other income for the three and six months ended January 31, 2015 is attributed to the Company receiving proceeds of $93,094 as a reimbursement for its capital lease obligations from its development partner, PC Driver Headquarters LP.

Capital Resources and Liquidity

	January 31,	July 31,
	2015	2014
	(Unaudited)
Cash and cash equivalents	$28,049	$523,540
Short-term and long-term debt	$307,144	$74,713
Debt as percentage of stockholders' equity	7.42%	1.41%

In summary, the cash flows for each period were as follows:

	Six Months Ended January 31,
	2015	2014
Net cash used for operating activities	$(731,254)	$(163,485)
Net cash used for investing activities	-	(106,514)
Net cash provided by financing activites	235,763	81,117
Net decrease in cash and cash equivalents	$(495,491)	$(188,882)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

Our total current assets declined 83% to $103,616 as of January 31, 2015 from $597,989 as of July 31, 2014 while our current liabilities increased 106% to $331,372 as of January 31, 2015 from $160,820 as of July 31, 2014. Our overall working capital decreased by 152% to a negative working capital of $227,756 as of January 31, 2015 from a positive working capital of $437,169as of July 31, 2014.

Investing Activities

Investing cash flows consist primarily of capital expenditures.

There was no cash used for investing activity for the six months ended January 31, 2015 compared to $106,514 for the six months ended January 31, 2014.

Financing Activities

Financing cash flows consist primarily of borrowings and payments for long-term debt, payment of capital leases and proceeds from the sales of shares subject to the Company’s investment agreement.

Liquidity

Cash generated from financing activities is currently our primary source of liquidity. Cash and cash equivalents were $28,049 at January 31, 2015 compared to $523,540 at July 31, 2014. The net decrease in cash over the period was primarily due to the net loss incurred by the Company during the period.

Given our negative cash flow from operations and in order to meet our expected cash needs for the next twelve months, we will need to secure additional liquidity sources. We expect that our new business for automated optimization software application will start generating revenue in the quarter ending April 30, 2015 and continue to grow. There can be no assurances that we will be able to successfully implement a long-term solution, and accordingly, we continue to explore debt and equity financing options.

On December 18, 2014, the Company effectuated a Securities Purchase Agreement with an accredited investor for the purchase and sale of up to $285,000 of the Company’s original issue discount convertible debentures. The first debenture, in the principal amount of $160,000, was issued on December 18, 2014.

On February 20, 2015, the Company effectuated a Convertible Note Agreement with an accredited investor for the purchase and sale of up to $400,000 of the Company’s original issue discount convertible notes. The first note, in the principal amount of $100,000, was issued on February 20, 2015.

On March 4, 2015, the Company effectuated a Convertible Note Agreement with an accredited investor for the purchase and sale of up to $100,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $100,000, was issued on March 4, 2015.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2015, the Company effectuated a Convertible Note Agreement with an accredited investor for the purchase and sale of up to $400,000 of the Company’s original issue discount convertible notes. The first note, in the principal amount of $100,000, was issued on February 20, 2015.

On March 4, 2015, the Company effectuated a Convertible Note Agreement with an accredited investor for the purchase and sale of up to $100,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $100,000, was issued on March 4, 2015.

No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of the shares as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On February 20, 2015, the Company effectuated a Convertible Note Agreement with an accredited investor for the purchase and sale of up to $400,000 of the Company’s original issue discount convertible notes. The first note, in the principal amount of $100,000, was issued on February 20, 2015.

On March 4, 2015, the Company effectuated a Convertible Note Agreement with an accredited investor for the purchase and sale of up to $100,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $100,000, was issued on March 4, 2015.

ITEM 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: March 17, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

