Form 10-Q/A
period 2014-10-31
AMBICOM HOLDINGS, INC
filed 2015-03-30
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note: AmbiCom Holdings, Inc., (the “Registrant”) is amending its Form 10-Q for the Period ending October 31, 2014, filed with the Securities and Exchange Commission on December 22, 2014 and amended on January 5, 2015 (the “Original Filing”) to include the conclusion of the Registrant’s Principal Executive and Financial Officer regarding the Registrant’s Controls and Procedures contained in Item 4.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer,  has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Date: March 30, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

