Form 10-Q/A
period 2015-01-31
AMBICOM HOLDINGS, INC
filed 2015-03-31
CIK 1444310

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

Explanatory Note: AmbiCom Holdings, Inc., (the “Registrant”) is amending its Form 10-Q for the Period ending January 31, 2015, filed with the Securities and Exchange Commission on March 17, 2015 (the “Original Filing”) to include the conclusion of the Registrant’s Principal Executive and Financial Officer regarding the Registrant’s Controls and Procedures contained in Item 4.

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

Date: March 26, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: March 26, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

