Form 10-Q
period 2015-04-30
AMBICOM HOLDINGS, INC
filed 2015-06-15
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of June 15, 2015, the Registrant had 52,598,682 shares of common stock, par value $0.008 per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2015	2014
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$56,649	$523,540
Accounts receivable, net of allowance for doubtful accounts of $270 and $26 as of April 30, 2015, and July 31, 2014, respectively	7,496	490
Inventory, net of allowance of $6,856 and $7,352 as of April 30, 2015, and July 31, 2014, respectively	24,691	64,120
Prepaid expenses and other current assets	37,573	9,839
Total current assets	126,409	597,989

Property and equipment, net	166,343	97,563
Deposit	20,695	20,695
Intangible assets, net	4,520,928	5,082,375
Total assets	$4,834,375	$5,798,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$331,197	$143,105
Accounts payable - other	-	-
Deferred revenue	41,730	1,980
Capital lease obligations - current portion	20,952	-
Note payable (Auto Loan) - current portion	15,688	15,735
Correctable debt net of debt discount - current portion	56,406	-
Total current liabilities	465,973	160,820

Capital lease obligations - net of current portion	61,811	-
Note payable (Auto Loan) - net of current portion	49,071	58,978
Convertible debt - net of debt discount - net of current portion	25,556	-
Derivative liabilities	579,021	-

Total liabilities	1,181,432	219,798

Commitments and contingencies (Note 5)

Convertible redeemable preferred stock, Series B, $0.008 par value 325,000 shares authorized; 262,475 shares issued and outstanding at April 30, 2015 and July 31, 2014. (Liquidation preference $2,600,000) - (Note 11)	262,475	262,475

Stockholders’ equity:

Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized; 0 shares and 10,000,000 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	-	10,000

Common stock, $0.008 par value; 125,000,000 shares authorized; 50,448,682 and 26,162,093 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	403,587	209,297

Additional paid in capital	17,137,061	16,517,448
Accumulated deficit	(14,150,180)	(11,420,396)
Total stockholders’ equity	3,390,468	5,316,349
	$4,834,375	$5,798,622

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014

Sales	$38,947	$476,684	$177,752	$1,719,120

Cost of sales	13,814	196,886	134,828	775,144

Gross profit	25,133	279,798	42,924	943,976

Operating Expenses
Selling and general expenses	367,627	192,906	1,223,425	603,537
Amortization of acquisition-related intangible	187,149	-	561,447	-
Research and development	120,812	28,480	357,837	85,580
Professional fees	90,579	38,470	394,476	214,389
Depreciation	11,054	6,488	28,870	17,675
Total operating expenses	777,221	266,344	2,566,055	921,181

Income (Loss) from operations	(752,088)	13,454	(2,523,131)	22,795

Other income (expense)
Other income (expense), net	(186,112)	2,000	(141,725)	2,000
Interest (expense), net	(54,559)	(785)	(63,328)	(1,965)
Net other income (expense)	(240,671)	1,215	(205,053)	35

Total income (loss) before income taxes	(992,759)	14,669	(2,728,184)	22,830

Income taxes	-	-	1,600	1,600

Net income (loss)	$(992,759)	$14,669	$(2,729,784)	$21,230

Net income (loss) per share - basic	$(0.020)	$0.001	$(0.069)	$0.002

Net income (loss) per share - diluted	$(0.020)	$0.001	$(0.069)	$0.001

Weighted average shares outstanding — basic	48,968,504	11,382,377	39,817,640	11,099,146

Weighted average shares outstanding — diluted	48,968,504	22,068,948	39,817,640	19,524,301

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(2,729,784)	$21,230
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangibles	561,447	-
Change in fair value of derivative liabilities	139,819	-
Issuance of stock to advisors	234,600	47,000
Issuance of stock to employee	4,780	-
Issuance of stock to investor as a commitment fee	95,000	-
Stock based compensation	195,024	9,818
Issuance of stock to investor relation firm	87,500	50,000
Depreciation	28,870	17,675
Amortization of discount and issuance cost on convertible debt	47,581
Change in bad debt reserve	244	-
Issuance of Preferred A stock to Officer	-	2,950
Change in inventory allowance	(496)	5,471

Decrease/ (increase) in operating assets and liabilities:
Accounts receivable	(7,250)	(253,805)
Inventory	39,924	11,706
Prepaid expenses and other current assets	(11,151)	81,868
Accounts payable and accrued liabilities	188,091	32,148
Deferred revenue	39,750	(370,100)

Net cash used in operating activities	(1,086,051)	(344,039)

Cash flows from investing activities:
Capital expenditures	-	(106,514)

Net cash used in investing activities	-	(106,514)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	499,000	-
Proceeds from sale of common stock	145,000	25,000
Payment on capital Lease	(14,886)	-
Proceeds/ (Payment) for note payable ( Auto Loan)	(9,954)	77,894
Net cash provided by financing activities	619,160	102,894

Net decrease in cash and cash equivalents	(466,891)	(347,659)

Cash and cash equivalents, beginning of period	523,540	596,871

Cash and cash equivalents, end of period	$56,649	$249,212

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$8,769	$1,965

Noncash investing and financing activities:
Fixed assets acquired pursuant to capital leases	$97,650	$-
Embedded derivative liabilities issued in connection with convertible debt	$439,202	$-
Issuance of common stock in connection with convertible debt	$137,000	$-
Conversion of preferred stock, series A, to common stock	$10,000	$-
6% dividend for preferred stock Series B holders issued in common stock	$126	$-

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

Details of the Company’s subsidiary as of April 30, 2015 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

Lagranger, Inc.	Nevada April 21, 2015	Wholly-owned subsidiary of AmbiCom Holdings, Inc.	Designer and developer of optimizer of gaming infrastructure configuration settings.

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

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of the Company’s management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of April 30, 2015 and results of its operations and cash flows for the three months and nine months ended April 30, 2015 and 2014. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.

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

d) Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $270 as of April 30, 2015 and $26 as of July 31, 2014, respectively.

e) Inventory - Inventory is stated at the lower of cost or market on an average cost basis. Inventory allowances are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of April 30, 2015 and July 31, 2014, the value of the inventory allowance was $6,856 and $7,352 respectively, and the inventory was comprised of finished goods.

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

The carrying amounts of the intangible assets as of April 30, 2015 and July 31, 2014 are as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	July 31, 2014	Additions	April 30, 2015	July 31, 2014	Expense	April 30, 2015	July 31, 2014	April 30, 2015	Useful Life (Years)
Developed technology	$4,423,375	$-	$4,423,375	$(133,203)	$(473,933)	$(607,136)	$4,290,172	$3,816,239	7
Trade names	816,800		816,800	(24,597)	(87,514)	(112,111)	792,203	704,689	7
Total intangible assets, net	$5,240,175	$-	$5,240,175	$(157,800)	$(561,447)	$(719,247)	$5,082,375	$4,520,928

Total amortization expense for intangible assets was $187,149 and $561,447 for the three months and nine months ended April 30, 2015, all of which was recorded in operating expenses. As of April 30, 2015, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

			Total
	Developed	Trade	intangible
Year ending July 31,	technology	names	assets
2015	$157,978	$29,172	$187,150
2016	631,911	116,686	748,597
2017	631,911	116,686	748,597
2018	631,911	116,686	748,597
2019	631,911	116,686	748,597
Thereafter	1,130,617	208,773	1,339,390
Total intangible assets subject to amortization	3,816,239	$704,689	$4,520,928

Developed technology and trade names are tested for impairment based on the guidelines in Accounting Standards Codification Topic 360-10-35, Impairment or Disposal of Long-Lived Assets

A long-lived asset or asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for the long-live asset or asset group might not be recoverable. As a result, a company is not required to perform an impairment analysis if indicators of impairment are not present. Instead, a company would assess the need for an impairment write-down only if an indicator of impairment (also referred to as a triggering event) is present. As of April 30, 2015, no triggering events have occurred which would indicate that the acquired Veloxum developed technology and trade name values may not be recoverable. The strategy and plans that had been put in place at the original acquisition date were still effective and progressing as planned.

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

The fair value measurement of the derivative liabilities for the conversion features associated with convertible debt are based on significant inputs that are unobservable and thus represent a Level 3 measurement. The Company’s estimated fair value of the derivative liabilities are calculated using the Black-Scholes valuation model. Key assumptions include the volatility of the Company’s stock, the Company’s stock price, expected dividend yield and risk-free interest rates. The Level 3 estimates are based, in part, on subjective assumptions.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Debt Conversion Feature
Balance at August 1, 2014	$-
Issuance	439,202
Change in fair value recorded in other income (expense), net	139,819
Balance at April 30, 2015	$579,021

l) Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.

The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of April 30, 2015 management does not believe it was exposed to any significant risk on cash balances. The Company’s products are primarily sold to global medical device companies. These customers can be significantly affected by changes in economic, competitive or other factors.

Four customers accounted for 84% of revenue for the three months ended April 30, 2015 and two customers accounted for 93% of revenue for the three months ended April 30, 2014. One customer accounted for 17% of revenue for the nine months ended April 30, 2015 and three customers accounted for 85% of revenue for the nine months ended April 30, 2014.

One vendor accounted for 100% of purchases for the three months ended April 30, 2015 and one vendor accounted for 97% of purchases for the three months ended April 30, 2014. One vendor accounted for 96% of purchases for the nine months ended April 30, 2015 and one vendor accounted for 95% of purchases for the nine months ended April 30, 2014.

m) Convertible Instruments – The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging.”ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,(b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to ASC 815).

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

The terms of the conversion features associated with the convertible debt do not explicitly limit the potential number of shares issuable upon conversion and accordingly could result in the Company’s obligation to deliver a potentially unlimited number of shares upon settlement. As such, share settlement is not considered to be within the control of the Company.

Under ASC 815-40-35, the Company adopted a sequencing policy that reclassifies contracts, with the exception of stock options, from equity to assets or liabilities for those with the latest inception date first. Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of latest inception date.

In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as of April 30, 2015, to settle all existing commitments.

Note 4 -Liquidity and Management’s Plan

As of April 30, 2015, the Company had cash and cash equivalents of $56,649 and an accumulated deficit of $14,150,180. The Company also incurred a net loss of $2,729,784 and had net cash used in operating activities of $1,086,051 for the nine months ended April 30, 2015. Given the Company’s negative cash flow from operations management anticipated its cash constraints and, therefore, took measures to meet its obligations.

On May 21, 2015, the Company effectuated a Convertible Note Agreement with an investor for the purchase and sale of $43,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $43,000, was issued on May 21, 2015 (Note 12- Subsequent Events).

On April 24, 2015, the Company entered into a Series of transactions with Kodiak Capital Group, LLC. (“Kodiak”). On that date the Company entered into an Equity Purchase Agreement pursuant to which the Company may “put” to Kodiak up to $1,000,000 of shares of our Common Stock in amounts up to $25,000 per put upon effectiveness of a registration statement that may be filed for such purpose. The Company issued 500,000 shares of Common Stock as a commitment fee and executed a Registration Rights Agreement to register the Shares to be sold under the line. Also on that date, the Company entered into a Securities Purchase Agreement with Kodiak for the purchase and sale of original issue discount debentures for a borrowing amount of up to $500,000. The first note, a 15% Senior Secured Convertible Debenture, in the principal amount of $115,000 with proceeds of $100,000 was executed on April 24, 2015 and is due on the first anniversary thereof. Principal and interest under the note is convertible at any time at the option of Kodiak into shares of the Company’s Common Stock at a conversion price equal to the lesser of $0.10 or 65% of the lowest closing bid price for the 30 trading days immediately prior to conversion. Thereafter, the Company shall sell and Kodiak shall purchase an additional debenture in the principal amount of $460,000 at the purchase price of $400,000, within 30 days following the effectiveness of a registration statement to be filed for the registration of the Shares underlying both debentures. On April 24, 2015, the Company issued Kodiak a 1% Convertible Redeemable Note in the amount of $50,000 whereby a pre-existing obligation to an unrelated third-party in the amount of $50,000 was assigned to Kodiak and exchanged for such note. Principal and interest under the note are convertible at any time at the option of Kodiak, into shares of Common Stock at the conversion price equal to 70% of the lowest closing bid price for the 30 trading days immediately prior to conversion.

Management expects its new business for automated optimization of software applications will start generating revenue in the quarter ending July 31, 2015 and continue to grow. There can be no assurances that management will be able to successfully implement a long-term solution, and accordingly, the Company continues to explore debt and equity financing options. These conditions raise substantial doubt about the Company's ability to continue as a going concern through April 30, 2016.

The Company believes in the viability of its strategy to increase revenue, cash flows, and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company will provide the Company with sufficient liquidity to continue to finance its operations.

Note 5 –Commitments and Contingencies

Office lease

The Company leases its office and warehouse subject to an agreement that expires in May 2016. Rent expense was $13,419 for the three months ended April 30, 2015 and April 30, 2014. Rent expense was $40,256 for the nine months ended April 30, 2015 and April 30, 2014.

Capital leases

On October 31, 2014, the Company leased $93,294 of servers and network switches to increase production capacity for the OEM project with PC Driver Headquarters LP. The leases are payable in 60 monthly installments through fiscal year 2019. On March 31, 2015, the Company leased $4,356 of drivers to increase production capacity for the OEM project with PC Driver Headquarters LP. The leases are payable in 36 monthly installments through fiscal year 2018. The Company determined that the leases qualified as capital leases because the company will own the equipment at the end of the leasing term subject to a bargain purchase option. The Company allocated $20,952 to short-term capital lease obligations and $61,811 to long-term capital lease obligations at April 30, 2015.

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

As of April 30, 2015 and July 31, 2014, there were 262,475 shares of Series B Convertible Preferred Stock outstanding.

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

Note7 – Shareholders’ Equity

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

Series A Convertible Preferred Stock

The Company has authorized a total of 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of two shares of Common Stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. On November 20, 2014, the CEO of the Company converted 10,000,000 shares of preferred Series A to 20,000,000 shares of common stock. There are no shares of Series A preferred stock outstanding as of April 30, 2015.

Options

As of April 30, 2015, there were options issued and outstanding for the purchase of 1,800,000 shares of common stock under the 2010 Equity Incentive Plan and 2,500,000 shares of common stock under the 2014 Equity Incentive Plan.

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

No options were granted under the 2010 Plan during the three and nine months ended April 30, 2015 and April 30, 2014

At April 30, 2015, 477,778 options remain available for future grant under the 2010 Plan.

As of April 30, 2015, there were options outstanding under the 2010 Plan to purchase 200,000 shares of common stock at a purchase price of $0.20 per share, 250,000 shares of common stock at a purchase price of $0.09 per share, 75,000 shares of common stock at a purchase price of $0.03 per share, 275,000 shares of common stock at a purchase price of $0.16 per share and 1,000,000 shares of common stock at a purchase price of $0.24 per share. No options have been exercised since the Plan was created.

The Company recognized a non-cash stock compensation expense of $30,477 and $92,125 for the three months and the nine months ended April 30, 2015, respectively in connection with options issued under the 2010 Plan.

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

On August 11, 2014, 1,750,000 options were granted to two employees at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.48%; volatility of 49%; expected life of 6.5 years; and zero dividend yield; the Company recognized a non-cash stock compensation charge of $27,129 and $81,387 for the three months and the nine months ended April 30, 2015 respectively in connection with the issuance and vesting of these options.

On September 5, 2014, 750,000 options were granted to one employee at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.48%; volatility of 43%; expected life of 6.5 years; and zero dividend yield, the Company recognized a non-cash stock compensation charge of $8,067 and $21,512 for the three months and the nine months ended April 30, 2015, respectively in connection with the issuance and vesting of these options.

As of April 30, 2015, there were options outstanding under the 2014 Plan to purchase 2,500,000 shares of Common Stock at a purchase price of $0.24 per share. No options have been exercised since the Plan was created.

All non-cash stock compensation expenses for the nine months ended April 30, 2015 and 2014 were allocated to selling and general expenses.

Common Stock

In September 2011, the Company amended and restated its Articles of Incorporation to effectuate a 1 for 8 reverse stock split by decreasing the authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. On June 8, 2015, a majority of the Company’s shareholders, ant its Board of Directors, approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock to 200,000,000. There were 50,448,682 and 26,162,093 shares of common stock outstanding as of April 30, 2015 and July 31, 2014, respectively.

During the nine months ended April 30, 2015, the Company issued the following shares of common stock:

The CEO of the Company converted his 10,000,000 shares of preferred Series A stock to 20,000,000 shares of common stock.

The Company issued 15,760 shares of common stock to its preferred Series B shareholders for accrued annual dividends at the rate of 6% per year.

The Company issued a total of 1,858,118 shares of common stock to service providers in exchange for services provided.

The Company issued a total of 1,475,953 shares of common stock to an investor, Kodiak Capital Group, LLC, pursuant to an investment agreement entered into in October, 2011.

The Company issued 236,758 shares of common stock in connection with employee and consultant.

The Company issued 200,000 shares of common stock in connection with convertible debt (Note 10- Convertible debt).

The Company issued 500,000 shares of common stock as a commitment fee for entering into a new investment agreement with Kodiak on April 20, 2015.

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

Pursuant to the agreement, the Company issued the following common stock to the Investor, each in exchange for a $25,000 investment: 120,193 shares on March 25, 2014; 208,333 shares on May 12, 2014; 100,806 shares on May 27, 2014; 148,810 shares on September 23, 2014; 168,919 shares on October 3, 2014; 219,491 shares on October 13, 2014; 223,215 shares on October 22, 2014; and 215,518 shares on November 4, 2014.

On April 20, 2015, we entered into a new Investment Agreement and a Registration Rights Agreement with the same investor to purchase up to $1,000,000 of the Company’s Common Stock. The Investment Agreement allows the Company to sell Common Stock in increments of $25,000 at a per share purchase price equal to 80% of the volume weighted average price of the Common Stock over five consecutive trading days. The agreements provide for the Company to exercise put options that obligate the Investor to purchase common stock shares valued at $25,000 per each put option. The Company issued 500,000 shares of common stock to Kodiak as a commitment fee on the date of the transaction and recorded $95,000 as other expense on the statement of operations to account for the value of the issued shares based on the trading price of the Company’s stock on the issuance date.

Pursuant to the 2015 agreement with the investor, the Company issued 500,000 shares on April 24, 2015 in exchange for a $25,000 investment.

Note 8 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months and the nine months ended April 30, 2015 and 2014 was $11,054 and $6,488, $28,870 and $17,675, respectively. The assets under capital leases as of April 30, 2015 and July 31, 2014 were $97,649 and $0, respectively. Accumulated depreciation related to assets under capital leases as of these dates was $9,914 and $0, respectively.

	April 30, 2015	July 31, 2014
Furniture and fixture	$27,634	$27,634
Machinery and equipment	125,190	27,540
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
Vehicle	105,278	105,278
	623,504	525,854
Accumulated depreciation	(457,161)	(428,291)
Property and equipment, net	$166,343	$97,563

Note 9 - Note Payable (Auto loan)

The note payable (auto loan) consists of the following as of April 30, 2015 and July 31, 2014:

Note Payable Consists of the Following at:
	April 30, 2015	July 31, 2014
Note payable (Auto Loan)	64,759	$74,713
Less current portion	15,688	15,735
Long-term note payable	$49,071	$58,978

The note payable, secured by an automobile, bears interest at 3.99% per annum and has a maturity date of October 9, 2019.

Note 10 – Convertible Debt and Derivative Liability

On December 18, 2014, the Company effectuated a convertible Note Agreement with an investor for the purchase and sale of up to $285,000 of the Company’s original issue discount convertible debentures with a term of 3 years. The first debenture, in the principal amount of $160,000, was issued on December 18, 2014.

In connection with the agreement, the Company provided the lender with 200,000 shares of common stock. The Company used the trading price of its common stock on December 18, 2014 to determine the value of the common stock. The Company recorded a debt discount of $42,000 attributed to the issuance of the common stock.

Per the agreement, the holder may convert the notes into common stock at 70% of the lowest trading price in a 20 day trading window prior to the conversion. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Black Scholes model on December 18, 2014 and remeasured at April 30, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $102,000 on the issuance date. The debt discount attributed to the convertible note, the issuance of the common stock, and the derivative liability is being amortized over the term of the note of 3 years and recorded as interest expense in the statements of operations. As of April 30, 2015, the Company determined the fair value of the derivative liability has increased to $191,122 and accordingly recorded $89,122 to capture the change in fair value as other expense in the statements of operations.

On February 20, 2015, the Company effectuated a convertible Note Agreement with an investor for the purchase and sale of up to $66,667 of the Company’s original issue discount convertible notes with a term of 2 years.

Per the agreement, the holder may convert the notes into common stock at the lesser of $0.15 per share or 60% of the lowest trading price in a 25 day trading window prior to the conversion. The note does not bear interest if repaid within 90 day of the borrowing date while a 12% one-time interest fee will be charged on the 91st day if the note is still outstanding. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Black Scholes model on February 20, 2015 and remeasured at April 30, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $60,667 on the issuance date. The debt discount attributed to the convertible note, and the derivative liability is being amortized over the term of the note of 2 years and recorded as interest expense in the statements of operations. As of April 30, 2015, the Company determined the fair value of the derivative liability has increased to $80,355 and accordingly recorded $20,355 to capture the change in fair value as other expense in the statements of operations.

On March 4, 2015, the Company effectuated a convertible Note Agreement with an investor for a principal balance of $100,000 of convertible note with a term of 1 year.

Per the agreement, the holder may convert the notes into common stock at the 60% of the lowest trading price in a 15 day trading window prior to the conversion. The debt accrues interest at a rate of 8% per annum, payable in common stock at the conversion rate. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Black Scholes model on March 4, 2015 and remeasured at April 30, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $89,672 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of April 30, 2015, the Company determined the fair value of the derivative liability has declined to $86,562 and accordingly recorded $3,110 to capture the change in fair value as other income in the statements of operations.

On April 1, 2015, the Company effectuated a convertible promissory note with an investor for a total principal balance of $64,000 of with a term of 1 year.

Per the agreement, the holder may convert the note into common stock at 61% of the lowest 3 trading prices in a 10 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 8% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Black Scholes model on April 1, 2015 and remeasured at April 30, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $60,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of April 30, 2015, the Company determined the fair value has declined to $54,619 and accordingly recorded $1,339 to capture the change in fair value as other income in the statements of operations.

On April 24, 2015, the Company effectuated a convertible Note Agreement with an investor for a total principal of up to $115,000 with a term of 1 year. The debenture, in the principal amount of $115,000, was issued on April 24, 2015.

Per the agreement, the holder may convert the note into common stock at the lesser of $0.10 or 65% of the lowest trading price in a 30 day trading window preceding the date of conversion. The note accrues interest at a rate of 15% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Black Scholes model on April 24, 2015 and remeasured at April 30, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $100,000 on the issuance date. The debt discount attributed to the convertible note and the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of April 30, 2015, the Company determined the fair value has increased to $135,388 and accordingly recorded $35,388 to capture the change in fair value as other expense in the statements of operations.

On April 24, 2015, the Company effectuated a convertible note agreement with an investor for the purchase and sale of $50,000 of the Company’s original issue discount convertible note with a term of 8 months.

Per the agreement, the holder may convert the notes into common stock at 70% of the lowest trading price in a 30 day trading window prior to the conversion. The note accrues an interest of 1% per annum. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Black Scholes model on April 24, 2015 and remeasured at April 30, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $31,572 on the issuance date. The debt discount attributed to the convertible note, and the derivative liability is being amortized over the term of the note of 7 months and recorded as interest expense in the statements of operations. As of April 30, 2015, the Company determined the fair value of the derivative liability has declined to $30,975 and accordingly recorded $597 to capture the change in fair value as other income in the statements of operations.

As of April 30, 2015, amounts outstanding under the Company’s debentures were as follows:

Principal balance	$555,667
Debt discount	(473,705)
Net carrying value of debt	$81,962
Less current portion	56,406
Long-term net carrying value of debt	$25,556

Note 11 – Revision of Prior Period Amounts

It was determined during the preparation of the interim financial statements for the three months ended April 30, 2015, that adjustments were required relating to periods preceding August 1, 2014. These adjustments resulted from the Company’s re-evaluation of the accounting treatment of the Series B Convertible Redeemable Preferred Stock (the “Series B”), which was originally recorded in stockholders’ equity upon issuance. Management determined that the Series B meets the definition of a temporary equity instrument in accordance with ASC Topic 480-10-S99“Accounting for Redeemable Equity Instruments”. Accordingly, the Company determined that the Series B should be classified as temporary equity and recorded at its redemption value.

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

On May 21, 2015, the Company effectuated a Convertible Note Agreement (the “Agreement”) with an investor (the “Investor”) a total principal of $43,000. The Note bears interest at a rate of 8% per annum and is convertible into shares of common stock at a conversion price equal 61% of the lowest trade price in the 10 trading days prior to the conversion. The principal and accrued interest balances are due on February 26,2016.

On June 8, 2015, holders of a majority of the Company’s issued and outstanding common stock and its Board of Directors approved an amendment to its Articles of Incorporation increasing the Company’s Authorized Capital to 250,000,000 shares, of which 200,000,000 will be common stock, par value $0.008 per share, and 50,000,000 shares will be preferred stock, par value $0.001 per share.

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

Overview

AmbiCom is a designer and developer of wireless products focusing on Wi-Fi and Bluetooth® applications for the medical and healthcare industry. AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target original equipment manufacturer (“OEM”) markets including a new secure digital input output (“SDIO”) card to be sold to its OEM customers. The Company believes that there are unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service. The Company will also attempt to continue to expand its non-recurring engineering (“NRE”) project. Following the Company’s acquisition of the assets of Veloxum, the Company has focused its operations as an optimizer of server infrastructure configuration settings using its patented Active Continuous Optimization (“ACO”) which helps realize the full potential of both visualized and physical IT infrastructure.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	35.5%	41.3%	75.9%	45.1%

Gross profits	64.5%	58.7%	24.1%	54.9%

Operating Expenses
Selling and general expenses	943.9%	40.5%	688.3%	35.1%
Amortization of acquisition-related intangible	480.5%	0.0%	315.9%	0.0%
Research and development	310.2%	6.0%	201.3%	5.0%
Professional fees	232.6%	8.1%	221.9%	12.5%
Depreciation	28.4%	1.4%	16.2%	1.0%
Total operating expenses	1995.6%	56.0%	1443.6%	53.6%

Income (loss) from operations	-1931.1%	2.7%	-1419.5%	1.3%

Other income (expense)
Other income (expense), net	-477.9%	0.4%	-79.7%	0.1%
Interest (expense), net	-140.1%	-0.2%	-35.6%	-0.1%
Net other income (expense)	-618.0%	0.2%	-115.3%	0.0%

Total income (loss) before income taxes	-2549.1%	2.9%	-1534.8%	1.3%

Income taxes	0.0%	0.0%	0.9%	0.1%

Net income (loss)	-2549.1%	2.9%	-1535.9%	1.2%

Revenue

Revenue is derived from sales of our wireless device products and service and development project fees along with home healthcare products. The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules, mobile wireless products and optimization service. The Company operates in a market characterized by long term growth prospects as businesses adopt the convenience of wireless connectivity and switch from traditional wired solutions. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole.

Total revenue for the three months and nine months ended April 30, 2015 and 2014 is summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2015	2014	Change in Dollars	Change in Percent	2015	2014	Change in Dollars	Change in Percent

$38,947	$476,684	$(437,737)	-92%	$177,752	$1,719,120	$(1,541,368)	-90%

Our sales declined 92% in the three months ended April 30, 2015 compared to the three months ended April 30, 2014.Our sales declined 90% in the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014, mainly as a result of a large portion of our products reaching the end of their product life cycle which result in a decrease in revenue. We anticipate demand to increase once the lease of the automated optimization software application for servers, virtual machines and PCs is launched in the United States under the OEM project with PC Driver Headquarters LP and in Korea and India via distributors.

Cost of Sales

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our service and development projects. Our cost of sales for the three months and the nine months ended April 30, 2015 and 2014 are summarized in the following table:

Three Months Ended April 30,				Nine Months Ended April 30,
2015	2014	Change in Dollars	Change in Percent	2015	2014	Change in Dollars	Change in Percent

$13,814	$196,886	$(183,072)	-93%	$134,828	$775,144	$(640,316)	-83%

Our cost of sales declined by 93% in the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Our cost of sales declined by 83% in the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014. The decrease in cost of sales was largely a result of the decrease in revenue for the period.

Gross Profit & Gross Margin

Three Months Ended April 30,				Nine Months Ended April 30,
2015	2014	Change in Dollars	Change in Percent	2015	2014	Change in Dollars	Change in Percent

$25,133	$279,798	$(254,665)	-91%	$42,924	$943,976	$(901,052)	-95%

Our gross profit declined by $254,665 or 91% to $25,133 in the three months ended April 30, 2015 from $279,798 in the three months ended April 30, 2014. Our gross profit declined by $901,052 or 95% to $42,924 in the nine months ended April 30, 2015 from $943,976 in the nine months ended April 30, 2014.We do not necessarily expect gross margins to remain at this level in 2015 and our gross margin will continue to be affected by a variety of factors that include the cost of outsourcing support for project demands, the speed and extent to which new products (including Automated Optimization Software Application) are adopted by customers, the success of our retail market products (such as our solar toothbrushes that utilize light into negatively-charged ions and automated optimization software application for PCs), the amount of service and development projects we take on, average sales prices realized on sales of our products, fluctuations in the cost of our purchased components, and the stage of our product life cycle.

Operating Expenses

Three Months Ended April 30,				Nine Months Ended April 30,
2015	2014	Change in Dollars	Change in Percent	2015	2014	Change in Dollars	Change in Percent

$777,221	$266,344	$510,877	192%	$2,566,055	$921,181	$1,644,874	179%

Our operating expenses consist primarily of research and development, salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses may, from time to time, include charges relating to accounting, legal, insurance or stock-based compensation. Overall operating expenses increased by $510,877 in the three months ended April 30, 2015 compared to the three months ended April 30, 2014, an increase of 192%. Our operating expenses increased by $1,644,874 for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014, an increase of 179%. The increase in operating expenses is mainly due to the increase in amortization of acquisition –related intangibles, R&D expenses for our newly acquired automated optimization software application, stock based compensation expense and professional fees.

Selling, general and administrative expense increased by $174,721 or 91% for the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Selling, general and administrative expense increased by $619,888 or 103% for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014. The increase was primarily due to higher office and salary expenses (increase of approximately $229,000), stock compensation expenses (increase of approximately $182,000), travel expenses for developing software overseas (increase of approximately $79,000) and investor relation expenses (increase of approximately $81,000) for the nine months ended April 30, 2015.

Amortization of acquisition-related intangibles increased by $187,149 for the three months ended April 30, 2015 compared to zero for the three months ended April 30, 2014. Amortization of acquisition-related intangibles increased by $561,447 for the nine months ended April 30, 2015 compared to zero for the nine months ended April 30, 2014. The increase was due to the amortization of intangibles from the acquisition date in May 2014.

Research and development spending increased by $92,332 or 324% for the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Research and development spending increased by $272,257 or 318% for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014. The increase was driven by development expenses for our server optimization solution

Professional fees increased by $52,109, or 135% for the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Professional fees increased by $180,087, or 84% for the nine months ended April 30, 2015 compared to $214,389 for the nine months ended April 30, 2014. The increase was caused primarily by professional services engaged for server optimization solution.

Income and Loss from Operations

Income from operations indicates the amount available from operating activities after we have deducted our operating expenses from our gross profit. Our income from operations declined from an income of $13,454 for the three months ended April 30, 2014 to a loss of $752,088 for the three months ended April 30, 2015. Our income from operations declined from an income of $22,795 for the nine months ended April 30, 2014 to a loss of $2,523,131 for the nine months ended April 30, 2015.

The losses for the three months and the nine months ended April 30, 2015, were largely a result of the increase in amortization for intangible assets, R&D expenses for our newly developed automated optimization software applications and the decrease in demand for our wireless device products from our customers who are upgrading their products with new interface wireless device. We anticipate demand to increase once new wireless device products including the Company’s SDIO card become available and introduce automated optimization software applications for servers, virtual machines and PCs.

Other Income and Expenses

Other income and expenses arise from non operating events and transactions, principally interest charges. We had a net other expenses of $240,671 for the three months ended April 30, 2015 compared to a net other income of $1,215 for the three months ended April 30, 2014. We had a net other expense of $205,053 for the nine months ended April 30, 2015 compared to a net other income of $35 for the nine months ended April 30, 2014. The decline in other income for the three and nine months ended April 30, 2015 is attributed to the amortization of the debt discount associated with the Company’s convertible notes as well as the change in fair value of the derivative liability.

Capital Resources and Liquidity

	April 30,	July 31,
	2015	2014
	(Unaudited)
Cash and cash equivalents	$56,649	$523,540
Short-term and long-term debt	$146,721	$74,713
Debt as percentage of stockholders' equity	4.33%	1.41%

In summary, the cash flows for each period were as follows:

	Nine Months Ended April 30,
	2015	2014
Net cash used for operating activities	$(1,086,051)	$(344,039)
Net cash used for investing activities	-	(106,514)
Net cash provided by financing activites	619,160	102,894
Net decrease in cash and cash equivalents	$(466,891)	$(347,659)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

Our total current assets declined 79% to $126,409 as of April 30, 2015 from $597,989 as of July 31, 2014 while our current liabilities increased 19% to $465,973 as of April 30, 2015 from $160,820 as of July 31, 2014. Our overall working capital decreased by 178% to a negative working capital of $339,564 as of April 30, 2015 from a positive working capital of $437,169 as of July 31, 2014.

Investing Activities

Investing cash flows consist primarily of capital expenditures.

There was no cash used for investing activity for the nine months ended April 30, 2015 compared to $106,514 for the nine months ended April 30, 2014.

Financing Activities

Financing cash flows consist primarily of borrowings and payments for long-term debt, payment of capital leases and proceeds from the sales of shares subject to the Company’s investment agreement.

Liquidity

Cash generated from financing activities is currently our primary source of liquidity. Cash and cash equivalents were $56,649 at April 30, 2015 compared to $523,540 at July 31, 2014. The net decrease in cash over the period was primarily due to the net loss incurred by the Company during the period.

Given our negative cash flow from operations and in order to meet our expected cash needs for the next twelve months, we will need to secure additional liquidity sources. We expect that our new business for automated optimization software application will start generating revenue in the quarter ending July 31, 2015 and continue to grow. There can be no assurances that we will be able to successfully implement a long-term solution, and accordingly, we continue to explore debt and equity financing options.

On April 24, 2015, the Company entered into a Series of transactions with Kodiak Capital Group, LLC. (“Kodiak”). On that date the Company entered into an Equity Purchase Agreement pursuant to which the Company may “put” to Kodiak up to $1,000,000 of shares of our Common Stock in amounts up to $25,000 per put upon effectiveness of a registration statement that may be filed for such purpose. The Company issued 500,000 shares of Common Stock as a commitment fee and executed a Registration Rights Agreement to register the Shares to be sold under the line. Also on that date, the Company entered into a Securities Purchase Agreement with Kodiak for the purchase and sale of original issue discount debentures in the maximum aggregate amount of $600,000 for a maximum purchase price of $500,000. The first note, a 15% Senior Secured Convertible Debenture, in the principal amount of $115,000 with proceeds of $100,000, is due on the first anniversary thereof. Principal and interest under the note is convertible at any time at the option of Kodiak into shares of the Company’s Common Stock at a conversion price equal to the lesser of $0.10 or 65% of the lowest closing bid price for the 30 trading days immediately prior to conversion. Thereafter, the Company shall sell and Kodiak shall purchase an additional debenture in the principal amount of $460,000 at the purchase price of $400,000, within 30 days following the effectiveness of a registration statement to be filed for the registration of the Shares underlying both debentures. On April 24, 2015, the Company issued Kodiak a 1% Convertible Redeemable Note in the amount of $50,000 whereby a pre-existing obligation to an unrelated third-party in the amount of $50,000 was assigned to Kodiak and exchanged for such note. Principal and interest under the note are convertible at any time at the option of Kodiak, into shares of Common Stock at the conversion price equal to 70% of the lowest closing bid price for the 30 trading days immediately prior to conversion.

On May 21, 2015, the Company effectuated a Convertible Note Agreement with an investor for the purchase and sale of $43,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $43,000, was issued on May 21, 2015 (Note 12- Subsequent Events).

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

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

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures..

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

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2015, the Company effectuated a Convertible Note Agreement with an investor for the purchase and sale of up to $400,000 of the Company’s original issue discount convertible notes. The first note, in the principal amount of $66,667, was issued on February 20, 2015.

On March 4, 2015, the Company effectuated a Convertible Note Agreement with an investor for the purchase and sale of up to $100,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $100,000, was issued on March 4, 2015.

On April 1, 2015, the Company effectuated a Convertible Note Agreement with an investor for the purchase and sale of $64,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $64,000, was issued on April 1, 2015.

On April 24, 2015, the Company entered into a Series of transactions with Kodiak Capital Group, LLC. (“Kodiak”). On that date the Company entered into an Equity Purchase Agreement pursuant to which the Company may “put” to Kodiak up to $1,000,000 of shares of our Common Stock in amounts up to $25,000 per put upon effectiveness of a registration statement that may be filed for such purpose. The Company issued 500,000 shares of Common Stock as a commitment fee and executed a Registration Rights Agreement to register the Shares to be sold under the line. Also on that date, the Company entered into a Securities Purchase Agreement with Kodiak for the purchase and sale of original issue discount debentures in the maximum aggregate amount of $600,000 for a maximum purchase price of $500,000. The first note, a 15% Senior Secured Convertible Debenture, in the principal amount of $115,000 with proceeds of $100,000, is due on the first anniversary thereof. Principal and interest under the note is convertible at any time at the option of Kodiak into shares of the Company’s Common Stock at a conversion price equal to the lesser of $0.10 or 65% of the lowest closing bid price for the 30 trading days immediately prior to conversion. Thereafter, the Company shall sell and Kodiak shall purchase an additional debenture in the principal amount of $460,000 at the purchase price of $400,000, within 30 days following the effectiveness of a registration statement to be filed for the registration of the Shares underlying both debentures. On April 24, 2015, the Company issued Kodiak a 1% Convertible Redeemable Note in the amount of $50,000 whereby a pre-existing obligation to an unrelated third-party in the amount of $50,000 was assigned to Kodiak and exchanged for such note. Principal and interest under the note are convertible at any time at the option of Kodiak, into shares of Common Stock at the conversion price equal to 70% of the lowest closing bid price for the 30 trading days immediately prior to conversion.

On May 21, 2015, the Company effectuated a Convertible Note Agreement with an investor for the purchase and sale of $43,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $43,000, was issued on May 21, 2015 (Note 12- Subsequent Events).

No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of the shares as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On February 20, 2015, the Company effectuated a Convertible Note Agreement with an investor for the purchase and sale of up to $400,000 of the Company’s original issue discount convertible notes. The first note, in the principal amount of $66,667, was issued on February 20, 2015.

On March 4, 2015, the Company effectuated a Convertible Note Agreement with an investor for the purchase and sale of up to $100,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $100,000, was issued on March 4, 2015.

On April 1, 2015, the Company effectuated a Convertible Note Agreement with an investor for the purchase and sale of $64,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $64,000, was issued on April 1, 2015.

On April 24, 2015, the Company entered into a Series of transactions with Kodiak Capital Group, LLC. (“Kodiak”). On that date the Company entered into an Equity Purchase Agreement pursuant to which the Company may “put” to Kodiak up to $1,000,000 of shares of our Common Stock in amounts up to $25,000 per put upon effectiveness of a registration statement that may be filed for such purpose. The Company issued 500,000 shares of Common Stock as a commitment fee and executed a Registration Rights Agreement to register the Shares to be sold under the line. Also on that date, the Company entered into a Securities Purchase Agreement with Kodiak for the purchase and sale of original issue discount debentures in the maximum aggregate amount of $600,000 for a maximum purchase price of $500,000. The first note, a 15% Senior Secured Convertible Debenture, in the principal amount of $115,000 with proceeds of $100,000, is due on the first anniversary thereof. Principal and interest under the note is convertible at any time at the option of Kodiak into shares of the Company’s Common Stock at a conversion price equal to the lesser of $0.10 or 65% of the lowest closing bid price for the 30 trading days immediately prior to conversion. Thereafter, the Company shall sell and Kodiak shall purchase an additional debenture in the principal amount of $460,000 at the purchase price of $400,000, within 30 days following the effectiveness of a registration statement to be filed for the registration of the Shares underlying both debentures. On April 24, 2015, the Company issued Kodiak a 1% Convertible Redeemable Note in the amount of $50,000 whereby a pre-existing obligation to an unrelated third-party in the amount of $50,000 was assigned to Kodiak and exchanged for such note. Principal and interest under the note are convertible at any time at the option of Kodiak, into shares of Common Stock at the conversion price equal to 70% of the lowest closing bid price for the 30 trading days immediately prior to conversion.

On May 21, 2015, the Company effectuated a Convertible Note Agreement with an investor for the purchase and sale of $43,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $43,000, was issued on May 21, 2015 (Note 12- Subsequent Events).

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

Date: June 15, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: June 15, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

