Form 10-Q/A
period 2015-04-30
AMBICOM HOLDINGS, INC
filed 2015-06-16
CIK 1444310

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

1

Explanatory Note: The sole purpose of this Amendment No 1. to AmbiCom Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on June 15, 2015 (the “Original Filing Date”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the Original Filing Date of the Form 10-Q, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in anyway the disclosures made in the Original Form 10-Q.

2

PART II – OTHER INFORMATION

Item 6. Exhibits.

31.1	Certification by John Hwang pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.*

31.2	Certification by John Hwang pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.*

32.1	Certification by John Hwang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification by John Hwang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in AmbiCom Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2015, filed with the Securities and Exchange Commission on June 15, 2015.

+  As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of AmbiCom Holdings, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**  Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: June 16, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

4