Form 10-K
period 2015-07-31
AMBICOM HOLDINGS, INC
filed 2015-11-13
CIK 1444310

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2015

Commission File Number 000-54608

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Aggregate market value of common stock held by non-affiliates of the Registrant as of January 31, 2015 was $1,925,878. As of October 31, 2015, the Registrant had 101,000,494 shares of common stock, par value $0.008 per share, issued and outstanding.

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

Background

AmbiCom was organized under the laws of the State of Nevada on July 29, 2008. Prior to the Company’s acquisition of certain assets of Veloxum Corp. (“Veloxum”) AmbiCom was a holding company whose operating company, AmbiCom, Inc., is a designer and developer of wireless products focusing on the wireless medical industry. AmbiCom’s wireless modules and devices are based on the Company’s innovative application software and Wi-Fi or Bluetooth® technologies. Following the Company’s acquisition of certain assets of Veloxum in May 2014, the Company has focused its operations on developing its application to optimize server configuration settings based upon our patented Active Continuous Optimization (“ACO”) Software, which helps realize the full potential of both virtualized and physical servers and workstations in an IT infrastructure and can assist organizations solve a number of performance related challenges.

On January 15, 2010, Med Control, Inc. (the “Registrant”) amended its Articles of Incorporation (the “Amendment”) to change its name to AmbiCom Holdings, Inc., to increase the number of its authorized shares of capital stock from 75,000,000 to 1,050,000,000 shares of which 1,000,000,000 were designated common stock, par value $0.001 per share (the “Common Stock”) and 50,000,000 were designated preferred stock, par value $0.001 per share (the “Preferred Stock”), and to effect a forward-split such that 131.2335958 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”). The Registrant also amended its Bylaws on January 15, 2010. On January 15, 2010, the Registrant entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with AmbiCom Acquisition Corp., a Nevada corporation (“AmbiCom Corp.”), whereby the Registrant acquired all of the issued and outstanding capital stock of AmbiCom Corp. in exchange (the “Exchange”) for 20,000,000 newly issued shares of Common Stock (the “Common Exchange Shares”), 2,600,000 shares of Series B Preferred Stock, options to purchase 5,500,000 common shares and 2,350,000 shares of Series A Preferred Stock at the purchase price of $.01 per share, and 500,000 warrants to purchase 500,000 shares of Common Stock at $0.50 per share. As a result of the Exchange, the AmbiCom Corp equity holders surrendered all of their issued and outstanding capital stock of AmbiCom Corp in consideration for the Exchange Shares, and AmbiCom Corp. became a wholly-owned subsidiary of AmbiCom Holdings, Inc.

ITEM1. BUSINESS

Company Overview

AmbiCom Holdings, Inc. was incorporated as Med Control, Inc. in the State of Nevada as a for-profit company on July 1, 2008 and established a fiscal year end of July 31. Prior to the Exchange, the Company was a development-stage company organized to sell a product called “Med Time”, an electronic and portable device aimed to control the doses and schedules of medications taken by elderly individuals. Following the Exchange with AmbiCom Corp., we adopted the business plan of AmbiCom Corp’s wholly-owned subsidiary, AmbiCom, Inc., a California corporation as a designer and developer wireless products focusing on the wireless medical industry.

In May 2014, following the Company’s acquisition of certain assets of Veloxum, the Company has shifted the primary focus of its operations to developing and marketing its software application to optimize server infrastructure configuration settings using our patented Active Continuous Optimization (“ACO”) tool, which helps realize the full potential of both visualized and physical IT infrastructure and can assist organizations solve a number of challenges.

Veloxum Business Line

In 2015 AmbiCom finished developing and integrating its automated optimization software applications into the current offerings of a development and sales partner which adds the capability of automated performance tuning to the customer’s current offerings.

AmbiCom is working to address a number of markets. The first targeted market is the personal computer consumer market for which the Company launched its first consumer application in April 2015. We anticipate introducing the Veloxum application to small and middle-market businesses serviced by Managed Service Providers (MSP’s). Thereafter, we hope to enter the enterprise, large-scale market place. The Veloxum optimization application is based on Veloxum’s Active Continuous Optimization (ACO) Software which provides a common code base capable of addressing these disparate markets with minimal code modification.

AmbiCom Business Line

AmbiCom is also a designer and developer of innovative wireless products focusing on the wireless medical industry. AmbiCom’s wireless modules and devices are based on the Company’s innovative application software and Wi-Fi or Bluetooth® technologies. While AmbiCom’s focus has shifted to its Veloxum business line in 2015, the Company continued to sell wireless modules and devices and explore other solutions as opportunities arise.

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

Business Strategy

AmbiCom is committed to design a better optimization solution to unlock existing capacity in the servers, workstations and personal computers found in the enterprise, small, middle-market and consumer marketplaces.

AmbiCom believes enterprise data centers are complex and heterogeneous mix of client, servers, networks, devices and applications, which require optimization of the environment to reduce troubleshooting and increase capacity. AmbiCom’s internal objective is to position the Company as a leading designer of optimization solutions using the following approach:

•	Develop and maintain an application that can automatically evaluate and adjust the manufacturers’ supported settings to improve performance and capacity in all leading operating systems.

•	Develop application specific modules that can automatically evaluate and adjust the manufacturers’ supported settings for leading applications, including VMware; Microsoft’s SharePoint, Outlook, Exchange and SQL server; and Citrix’ XenApp and XenDesktop.

•	Maintain technical alliances and certifications with Microsoft, IBM, VMware and Citrix.

•	Maintain technical, marketing and reseller relationships with leading vendors selling complimentary products in our target markets.

•	Expand sales worldwide via distributor in North America, South Korean and India.

AmbiCom's secondary goal is to continue to provide consumers high quality mobile wireless products and better IT optimization solutions. The Company believes many medical devices lack the technological and operational effectiveness for success in today’s quickly advancing technological environment. The Company’s objective is to continue selling its hardware solutions, via the following approaches and others:

•	Leverage its current customer base.

•	Capitalize on its competitive advantage of proprietary technology and software.

•	Exploit the growing need for cost reduction.

Our Competitive Advantages

The Company believes its strengths include the following:

•	Advantage Optimized Technology: AmbiCom’s software actively and continuously optimizes existing server and workstation operating system and application settings to maximize workload density and reduce total cost of ownership by up to 30%. The optimization solution helps realize the full potential of both virtualized and physical servers and workstations and ensures that infrastructures run at peak performance and utilization.

•	Low Cost Operating Structure: AmbiCom maintains a low cost operating structure, focusing resource allocation on its core corporate functions including sales, marketing, research and development, administration, and outsourcing manufacturing to several companies in Asia. This operating structure has allowed the Company to control its operating costs.

•	Proven Results: Deep domain expertise in wireless technologies and developing new product applications that innovatively leverage wireless technology to create innovative products with breakthrough functionalities. Since the year 2000, AmbiCom has sold over one million devices to customers worldwide.

Products

Optimization Solutions

Veloxum, the Company’s newly developed and launched automated optimization software application, automatically tunes individual personal computers, servers and workstations to better utilize their existing assets, network, memory, and CPU and disc input/output (I/O).

Wireless products

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends in part upon our success in maintaining our intellectual knowledge base and selling these systems at competitive prices on a timely basis.

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

Manufacturing and Suppliers

We currently outsource production of our wireless hardware products primarily to manufacturers in Asia. Many of the key components and sub-components are purchased from third party suppliers. We have selected such suppliers based on their ability to consistently produce these components per our specifications, striving for the best quality product at the most cost effective price.

Research and Product Development

In 2015, the general focus of our research and development team has centered on the design and integration our optimization software tools. Through these efforts, we constantly seek to enhance our existing products, design new tools and develop solutions for customer applications. We believe that our responsiveness to current and perceived future customer demands differentiates us from many of our competitors, as we rapidly introduce new products to address market needs. As more resources become available to the Company, we intend to expand our research and development team as we believe that increased levels of spending on research and development will be necessary to successfully develop products that will have a niche value.

Employees

As of July 31, 2015, we had 6 employees. We believe we have good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Risks Specific to Us and to Our Business

We have inadequate capital and need additional financing to accomplish our business and strategic plans.

We have very limited funds, and such funds are not adequate to develop our current business plan. We believe that for our company to be successful, we will be required to spend significant sums to develop and market our products. If the sales of our products do not enable us to meet this need, our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the we will have to approach our business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund our growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our business. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving and changing markets. Such risks include the following:

●	the nature of our competition and our ability to effectively market our products;
●	ability to anticipate and adapt to the highly competitive software industry;
●	ability to effectively manage expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
●	dependence upon key personnel to develop our products and to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

If our products do not gain expected market acceptance, prospects for our sales revenue and profit may be affected.

The ability to automatically tune a computer for higher performance is new and, as such, the market unfamiliarity with this concept may slow the market acceptance. Potential customers for our application may be reluctant to adopt this as alternative to buying a new computer in hopes of achieving better performance results.

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

There are multiple ways to optimize a computer and many competitors representing themselves as offering the ability to provide this service. Many of these competitors have substantial marketing budgets and are able to garner significant visibility in the marketplace.

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

We sell our products in conjunction with partners

A significant amount of our revenue is generated as a result of the combined efforts of the Company and our partners. As such we are reliant on their capabilities to effectively sell and service the purchaser of our software.

Risks Specific to Active Optimization

We make changes to how a computer operates

A fundamental aspect of our optimization software application is its ability to remediate performance issues. To do so our application makes changes to how the computer processes its application requests. There is virtually an unlimited amount of configuration settings available for each computer we tune. If our application chooses the wrong settings the performance can be worsened or the computer can cease to function.

Our optimization application knowledge is limited to a very small group of people.

The way our application functions is highly complex. There are a very small number of key individuals that understand how the application functions and how it achieves its results. If any of these key individuals became unavailable to Ambicom it would severely impact our ability to operate and maintain our offering.

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

Risks Related to Our Wireless Product Line

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

At October 31, 2015, shareholders of the Company had approximately 39,769,630 shares of restricted stock, or 39% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company’s Amended Articles of Incorporation authorize the issuance of up to 750,000,000 total shares of capital stock without additional approval by shareholders. As of October 31, 2015, we had 101,000.494 shares of common stock outstanding.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of October 31, 2015, approximately 39,769,630 of the 101,000,494 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144 or otherwise.

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

ITEM 3. LEGAL PROCEEDINGS

On October 27, 2015, the Company received a Demand for Arbitration from PC Drivers Headquarters, LP, the Company’s partner (“PC Drivers”).  PC Drivers requested that an arbitration panel decide whether a release event had occurred under the Joint Development & License Agreement between the Company and PC Drivers (“JDLA”).  PC Drivers alleged that the Company failed to pay certain vendors and breached the JDLA, allowing PC Drivers to obtain the source code held in escrow for the development of the JDLA.  After a hearing was held on November 5, 2015, the arbitrator determined that a release event occurred, allowing PC Drivers access to the source code. Other aspects of the JDLA, including the payment to the Company of revenues earned under have yet to be determined and the Company intends to exhaust all legal remedies with respect to such claims.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

Market Information

Our Common stock is currently traded on the OTC Bulletin Board (OTCBB) under the symbol "ABHI". We originally received our listing for quotation on the OTC Bulletin Board as “MCNC” on January 28, 2009. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Bulletin Board and OTC Markets Group’s OTC Link for our common stock for the last two fiscal years ended July 31, 2015.

Year	Quarter	High	Low

2014	First	$0.25	$0.06

2014	Second	$0.31	$0.13

2014	Third	$0.43	$0.16

2014	Fourth	$0.40	$0.19

2015	First	$0.37	$0.14

2015	Second	$0.21	$0.10

2015	Third	$0.21	$0.08

2015	Fourth	$0.19	$0.04

As of July 31, 2015, there were 55,999,118 shares of our common stock issued and outstanding with 97 shareholders of record.

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

Description of Securities

Common Stock

Number of Authorized and Outstanding Shares:

The Company's Amended and Restated Articles of Incorporation authorizes the issuance of 700,000,000 shares of capital stock, $0.008 par value per share. On October 31, 2015, there were 101,000,494 shares outstanding.

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

Preferred Stock

The Company's Amended Articles of Incorporation authorize the issuance of 50,000,000 shares of Preferred Stock subject to any limitations prescribed by law, without further vote or action by the stockholders, and to issue, from time to time, shares, of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Series A Convertible Preferred Stock

The Company has authorized a total of 10,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of one share of common stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. There were 10,000,000 shares of Series A issued and outstanding as July 31, 2014. In June 2011, an amendment was filed with the Secretary of State of Nevada whereby the conversion price of Series A would remain unchanged in event of stock split, stock dividend on the common stock, a reclassification of the common stock or distribution to holders of common stock. During the year ended July 31, 2015, all of the 10,000,000 shares of Series A convertible preferred stock outstanding as of July 31, 2014 were converted into 20,000,000 shares of common stock.

Series B Convertible Preferred Stock

The Company has authorized a total of 325,000 shares of Series B Convertible Redeemable Preferred Stock, par value $0.008 per share (the “Series B”). The Series B accrues annual dividends at the rate of 6% per year in shares of Common Stock at the dividend conversion rate of $1.00. The Series B, together with any unpaid dividends, shall be convertible into Common Stock at the conversion price of $1 per share divided by the greater of forty cents ($0.40) or seventy percent (70%) of the daily volume weighted average price of the Common Stock for the twenty trading days immediately prior to the conversion.  The Series B is redeemable by the Company, at any time prior to December 31, 2015, in cash at the redemption rate of $1.00 per share of Series B plus any accrued and unpaid dividends. On December 31, 2015, all outstanding shares of Series B shall be redeemed by the Company at a per share redemption price equal to $1.00 per share of Series B plus an amount of Common Stock equal to the amount of the accrued and unpaid dividend thereon.  The Series B priority over the Series A Preferred Stock and the Common Stock.  The Series B votes on an “as converted” basis. As of July 31, 2015, the 262,475 outstanding shares of Series B had a liquidation preference of $2,600,000.

Securities Authorized for Issuance Under Equity Compensation Plans

2010 Equity Incentive Plan

The Company has reserved 2,277,778 shares of common stock for issuance under the terms of the Company’s 2010 Incentive Plan. The 2010 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2010 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Incentive Stock Options”), non-qualified stock options (the “Nonqualified Stock Options”), stock appreciation rights (“SARs”) and restricted stock awards (the “Restricted Stock Awards”), which are restricted shares of Common Stock (the Incentive Stock Options, the Nonqualified Stock Options, the SARs and the Restricted Stock Awards are collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2010 Plan for 10 years from the Effective Date. From time to time, we may issue Incentive Awards pursuant to the 2010 Plan. Each of the awards will be evidenced by and issued under a written agreement.

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

As of July 31, 2015, there were options outstanding under the 2010 Plan to purchase 200,000 shares of common stock at a purchase price of $0.20 per share, 250,000 shares of common stock at a purchase price of $0.09 per share, 75,000 shares of common stock at a purchase price of $0.03 per share, 275,000 shares of common stock at a purchase price of $0.16 per share and 1,000,000 shares of common stock at a purchase price of $0.24 per share. Since the Plan was created no options have been exercised and options to purchase 690,000 shares have been forfeited.

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

On June 2, 2014, our Board and Stockholders approved and adopted the 2014 Equity Incentive Plan (the “2014 Plan”).

On August 11, 2014, we granted options to employees to purchase 1,750,000 shares of Common Stock at a purchase price of $0.24 per share under the terms of the 2014 Plan.

On September 5, 2014, we granted options to employees to purchase 750,000 shares of Common Stock at a purchase price of $0.24 per share under the terms of the 2014 Plan.

As of July 31, 2015, there were 2,500,000 options at a purchase price of $0.24 per share outstanding under the 2014 Plan, and 7,500,000 remaining available for issuance.

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

Shares Available Under Rule 144

There are currently 40,723,224 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. 30,812,937 shares are held by affiliates, as that term is defined in Rule 144(a) (1) and other shareholders. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Exchange Act for a period of at least 90 days before the sale.

Recent Sales of Unregistered Securities by the Registrant

During the fiscal years ended July 31, 2015, and 2014 the Company issued the following securities exempt from the registration requirements of the Securities Act. No under writing or other compensation was paid in connection with these transactions:

Between March 25, 2014 and April 24, 2015, the Company sold 1,905,285 shares of Common Stock to an investor for total proceeds of approximately $202,500 in accordance with the provisions of investment agreements between the Company and the investor.

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

On May 29, 2014, the Company issued 13,100,437 shares of Common Stock to Veloxum Corp., a Delaware corporation, in connection with the Registrant’s acquisition of certain of Veloxum’s assets.

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

On May 21, 2015, the Company effectuated a Convertible Note Agreement with an investor for the purchase and sale of $43,000 of the Company’s original issue discount convertible note. The note, in the principal amount of $43,000, was issued on May 21, 2015.

On August 13, 2015, the Company effectuated two convertible note agreements with two different investors for a principal amount of $25,000 for each note. The notes bear interest at a rate of 12% per annum and are convertible into shares of common stock at a conversion price equal to 60% of the lowest trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on August 13, 2016.

On September 4, 2015, the Company effectuated a convertible note agreement with an investor for a total principal of $69,000. The note bears interest at a rate of 10% per annum and is convertible into shares of common stock at a conversion price equal to 55% of the lowest trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on March 4, 2016.

On September 21, 2015, the Company effectuated a convertible note agreement with an investor for a total principal of $92,000. The note bears interest at a rate of 10% per annum and is convertible into shares of common stock at a conversion price equal to 50% of the lowest 3 trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on June 21, 2016.

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

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by 17 C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

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

On May 15, 2014, the Company certain intangible assets of Veloxum Corp., a privately held Delaware corporation, in the form of developed technology and trade names in exchange for 13,100,437 shares of the Company’s common stock.

Overview

AmbiCom is a designer and developer of wireless products focusing on Wi-Fi and Bluetooth® applications for the medical and healthcare industry. AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target original equipment manufacturer (“OEM”). The Company believes that there are unique opportunities as a result of the sheer size of the wireless healthcare market and the Company’s innovative approach and exemplary customer service.

Following the Company’s acquisition of certain assets of Veloxum, the Company has focused its operations as an optimizer of server infrastructure configuration settings using its patented Active Continuous Optimization (“ACO”) which helps realize the full potential of both visualized and physical IT infrastructure.

Results of Operations

COMPARATIVE RESULTS OF OPERATIONS FOR THE YEARS ENDING JULY 31,

	2015	2014	Change in Dollars	Change in Percent
Revenue:
Product and other	$154,147	$1,941,142	$(1,786,995)	-92%
Software licensing and support	146,913	$-	146,913	100%
Total revenue	301,060	1,941,142	(1,640,082)	-84%
Cost of Revenue:
Product and other	75,641	$805,631	(729,990)	-91%
Software licensing and support	98,698	$-	98,698	100%
Total cost of revenue	174,339	805,631	(631,292)	-78%
Gross Profit	126,721	1,135,511	(1,008,790)	-89%
Gross Profit/Revenue Percentage	42.1%	58.5%

Operating Expenses:
General and administrative	3,109,123	1,396,312	1,712,811	123%
Sales and marketing	142,389	17,832	124,557	699%
Research and development	456,349	188,328	268,021	142%
Total operating expenses	3,707,861	1,602,472	2,105,389	131%

Loss from operations	(3,581,140)	(466,961)	(3,114,179)	-667%
Other Income (Expense):
Other income	25,317	2,000	23,317	1166%
Change in fair value of derivative liabilities	(333,618)	-	(333,618)	-100%
Interest expense	(268,394)	(2,790)	(265,604)	-9520%
Net other income (expense)	(576,695)	(790)	(575,905)	-72899%

Net loss	$(4,157,835)	$(467,751)	$(3,690,084)	-789%

Revenue

Revenue is derived from two sources: a) product sales of our wireless device products including non-recurring engineering project fees along with home healthcare products and b) software licensing and support arrangements for our automated optimization software tools for personal computers (“PC”) in the United States.

Product and other

The products consist of routers, Compact flash Adapters/Modules, USB Adapters/Modules, Mini PCI Modules, PCI Express Mini Modules, mobile wireless products, solar ionic toothbrush and optimization services. We provide optimized wireless products to the medical industry which has concentrated on using wireless solutions as a way to reduce healthcare costs as a whole.

Our product and other sales decreased by $1,786,995 or 92% to $154,147 for the year ended July 31, 2015 from $1,941,142 in the year ended July 31, 2014, mainly as a result of a large portion of our products reaching the end of their product life cycle which resulted in a decrease in revenue as well as the Company's focus shifting towards investing in and marketing its software licensing products under its Veloxum business line.

Software licensing and support

Revenue from software licensing and support was $146,913 for the year ended July 31, 2015 compared to none in the year ended July 31, 2014. The Company started generating revenue from its automated optimization software tools for PCs in April 2015 subsequent to the launch of the consumer business line under a joint development and marketing agreement with the Company’s partner, PC Driver Headquarters. We anticipate consumer demand and revenue to increase once the automated optimization software application for servers and virtual machines is introduced into the Business, MSP, and Enterprise markets and launched in the United States under other development and OEM agreements in the United States and internationally.

Cost of Sales

Product and other

Our cost of sales consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our service and development projects

Our cost of revenue from product and other sales decreased by $729,990 or 91% to $75,641 in the year ended July 31, 2015 from $805,631 in the year ended July 31, 2014. The decrease was largely a result of the decrease in revenue for the period as explained above.

Software licensing and support

Our cost of revenue from software licensing and support was $98,698 in the year ended July 31, 2015 compared to none in the year ended July 31, 2014. The increase was associated with the launch of this business line in 2015 and the payroll and information technology costs incurred to operate the active optimization software tool and provide support services.

Gross Profit & Gross Margin

Our gross profit declined by $1,008,790 or 89% to $126,721 for the year ended July 31, 2015 from $1,135,511 in the year ended July 31, 2014. The decrease is primarily attributed to the Company shifting its focus, efforts, and resources to the Veloxum business line, which provided a lower gross margin than the more mature AmbiCom business line (product sales) in 2015.

We do not necessarily expect gross margins to remain at this level in 2016 and our gross margin will continue to be affected by a variety of factors that include the cost of outsourcing support for project demands, the speed and extent to which new products (including Automated Optimization Software Application) are adopted by customers, the amount of service and development projects we take on, and the average sales prices realized on sales of our products.

Operating Expenses

Our operating expenses consist primarily of research and development, salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses may, from time to time, include charges relating to accounting, legal, insurance or stock-based compensation.

Overall operating expenses increased by $2,105,389 for the year ended July 31, 2015 compared to the year ended July 31, 2014, an increase of 131%. The increase in operating expenses is mainly due to the amortization of developed technology and tradenames (Veloxum intangible assets), research and development expenses for efforts focused on our automated optimization software application, stock based compensation expense and professional fees.

General and administrative expense increased by $1,712,811 or 123% for the year ended July 31, 2015 compared to the year ended July 31, 2014. The increase was primarily due to the amortization of intangibles, which increased by $623,580 for the year ended July 31, 2015 from $157,800 for the year ended July 31, 2014 as FY2015 captured a full year of amortization compared to approximately three months in FY2014. Additionally, the Company incurred higher office and salary expenses (increase of $131,869), stock compensation expenses (increase of $327,013), business consulting and investor relations expenses (increase of approximately $420,000) and travel expenses associated with software development (increase of $68,412).

Sales and marketing expenses increased by $124,557 for the year ended July 31, 2015 from $17,832 for the year ended July 31, 2014. The increase is primarily related to costs incurred to introduce our new Veloxum business line to the market.

Research and development expenses increased by $268,021 for the year ended July 31, 2015 from $188,328 for the year ended July 31, 2014. The increase is primarily attributed to professional fees and payroll expenses incurred to explore other applications for our software optimization technology.

Loss from Operations

Loss from operations increased from a loss of $466,961 for the year ended July 31, 2014 to a loss of $4,157,835 for the year ended July 31, 2015. The loss for the year ended July 31, 2015 was largely a result of the increase in amortization for intangible assets, R&D and consulting expenses related to our newly developed automated optimization software applications and the decrease in demand for our wireless device products from our customers who are upgrading their products with new interface wireless devices.

Other income (expense)

Other income (expense) was ($576,695) for the year ended July 31, 2015 compared to other expense of ($790) for the year ended July 31, 2014. The increase in other expense for the year ended July 31, 2015 is largely attributed to the interest expense charged on notes payable entered into in FY2015, the amortization of the debt discount associated with the notes payable, as well as the change in fair value of the derivative liability (embedded conversion feature in note agreements) of $ 333,618.

Capital Resources and Liquidity

For our fiscal year ended July 31, 2015, we have financed our operations primarily through debt financings and sale of our Common Stock. During the year ended July 31, 2015, the Company issued several convertible notes with an aggregate face value of $865,195 and received net proceeds of approximately $827,523, after discounts and issuance related expenses. At July 31, 2015, we had cash and cash equivalents of $53,452. We believe that, based on our current level of operations, our existing cash resources may not be able to support our ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of automated optimization software. We will continue to require additional financing to develop our future products and fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the years presented below:

	Year Ended July 31,
	2015	2014
Net cash used in operating activities	$(1,098,862)	$(116,530)
Net cash used in investing activities	(343,910)	(106,513)
Net cash provided by financing activites	972,684	149,712
Net decrease in cash and cash equivalents	$(470,088)	$(73,331)

Operating Activities

During the fiscal year ended July 31, 2015, net cash used in operating activities was $1,098,862 compared to net cash used in operating activities of $116,530 in the fiscal year ended July 31, 2014. The increase was primarily due to higher payroll and consulting expenses as well as the decrease in revenue compared to the prior year.

Our total current assets declined 64% to $217,034 as of July 31, 2015 from $597,989 as of July 31, 2014 while our current liabilities increased 906% to $1,618,338 as of July 31, 2015 from $160,820 as of July 31, 2014. Our overall working capital declined by 421% to a negative working capital of $1,401,304 as of July 31, 2015 from a positive working capital of $437,169 as of July 31, 2014.

Investing Activities

During the fiscal year ended July 31, 2015, net cash used in investing activities was $343,910, which was primarily for costs incurred in the development of our optimization technology tools, compared to $106,513 used for the purchase of property and equipment for the year ended July 31, 2014.

Financing Activities

Financing cash flows consist primarily of borrowings and payments on long-term debt, payments on capital leases and proceeds from the sales of shares subject to the Company’s investment agreements.

During the fiscal year ended July 31, 2015, cash provided by financing activities was $972,689, consisting primarily of proceeds from the issuance of convertible promissory notes and the sale of Common Stock in the fiscal year ended July 31, 2015. During the year ended July 31, 2014 cash provided by financing activities was $149,712 primarily generated from sales of Common Stock and issuance of a note.

Liquidity

Cash generated from financing activities is currently our primary source of liquidity. Cash and cash equivalents were $53,452 at July 31, 2015 compared to $523,540 at July 31, 2014.

Given our negative cash flow from operations and in order to meet our expected cash needs for the next twelve months, we will need to secure additional liquidity sources. We expect that revenues from our new business for automated optimization software application will increase once we launch our tool in the MSP and gaming markets in both the United States and internationally. There can be no assurances that we will be able to successfully implement a long-term solution, and accordingly, we continue to explore debt and equity financing options.

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. For the foreseeable future, we plan to fund all our operations and capital expenditures from the net proceeds of equity or debt offerings and our existing cash balances. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or to obtain such financing on terms satisfactory to us, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete the development of our new products. In addition, we could be forced to reduce or discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations. The negative cash flows and lack of financial resources of the Company raise substantial doubt as to the Company’s ability to continue as a going concern.

On August 13, 2015, the Company effectuated two convertible note agreements with two different investors for a principal amount of $25,000 for each note. The notes bear interest at a rate of 12% per annum and are convertible into shares of common stock at a conversion price equal to 60% of the lowest trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on August 13, 2016.

On September 4, 2015, the Company effectuated a convertible note agreement with an investor for a total principal of $69,000. The note bears interest at a rate of 10% per annum and is convertible into shares of common stock at a conversion price equal to 55% of the lowest trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on March 4, 2016.

On September 21, 2015, the Company effectuated a convertible note agreement with an investor for a total principal of $92,000. The note bears interest at a rate of 10% per annum and is convertible into shares of common stock at a conversion price equal to 50% of the lowest 3 trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on June 21, 2016.

On September 15, 2015, the Company signed a term sheet for a new loan and security agreement with a lender. Under this agreement, the Company could initially borrow up to $1.0 million to fund working capital. The Company expects this transaction to close in the second half of November 2015.

On October 5, 2015, the Company entered promissory note with an investor for a total principal of $100,000. The principal and accrued interest balances are due in 48 payments of $2,625 each to be paid within 12 months.

On October 9, 2015, the Company entered a business loan with a creditor for a total principal of $150,000. The principal and accrued interest balances are due in 220 payments of $900 each to be paid within 10 months.

The Company believes in the viability of its strategy to increase revenue, cash flows, and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company will provide the Company with sufficient liquidity to continue to finance its operations.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of July 31, 2015:

	Payments due by period
	Less than	1 to 3	4 to 5	After 5
	1 year	years	years	years	Total

Lease obligations	$50,702	$-	$-	$-	$50,702
Notes payable	$650,007	$150,188	$-	$-	$800,195

Total	$700,709	$150,188	$-	$-	$850,897

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K, for the year ended July 31, 2015.

Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since July 31, 2015.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” in the Notes to the Audited Consolidated Financial Statements for a full description of relevant recent accounting pronouncements including the respective expected dates of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS

AMBICOM HOLDINGS, INC.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For the Years Ended July 31, 2015 and 2014

FINANCIAL STATEMENTS

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Marcum LLP)

To the Audit Committee of the

Board of Directors and Shareholders

of AmbiCom Holdings, Inc.

We have audited the accompanying consolidated balance sheet of AmbiCom Holdings, Inc. (the “Company”) as of July 31, 2015, and the related consolidated statements of operations, changes in convertible Series B preferred stock and stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmbiCom Holdings, Inc. as of July 31, 2015, and the consolidated results of its operations and its cash flows for the year ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements – Nature of Business and Management’s Plans Regarding Financing of Future Operations, the Company’s recurring losses from operations and its need for additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 – Nature of Business and Management’s Plans Regarding Financing of Future Operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

San Francisco, CA

November 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Kim & Lee Corporation, CPAs)

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

/s/ Kim and Lee Corporation, CPAs

Kim and Lee Corporation, CPAs

Los Angeles, California

November 7, 2014

AMBICOM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
		(Revised - Note 12)
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$53,452	$523,540
Accounts receivable, net of allowance for doubtful accounts of $288 and $26 as of July 31, 2015, and July 31, 2014, respectively	1,851	490
Inventory, net of allowance of $5,271 and $7,352 as of July 31, 2015, and July 31, 2014, respectively	25,529	64,120
Prepaid expenses and other current assets	136,202	9,839
Total current assets	217,034	597,989

Property and equipment, net	154,998	97,563
Deposits	20,695	20,695
Intangible assets, net	4,644,906	5,082,375
Total assets	$5,037,633	$5,798,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$458,134	$143,105
Deferred revenue	132,056	1,980
Capital lease obligations - current portion	20,952	-
Notes payable - current portion	65,688	15,735
Convertible debt, net of debt discount - current portion	193,559	-
Derivative liabilities - current portion	567,314	-
Advance from development partner	180,635	-
Total current liabilities	1,618,338	160,820

Capital lease obligations - net of current portion	57,675	-
Notes payable - net of current portion	45,709	58,978
Convertible debt, net of debt discount - net of current portion	36,169	-
Derivative liabilities - net of current portion	314,679	-
Total liabilities	2,072,570	219,798

Commitments and contingencies (Note 6)

Convertible redeemable preferred stock, Series B, $0.008 par value 325,000 shares authorized; 262,475 shares issued and outstanding at July 31, 2015 and July 31, 2014. (Liquidation preference $2,600,000) - (Note 11)	262,475	262,475

Stockholders’ equity:

Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized; 0 shares and 10,000,000 shares issued and outstanding at July 31, 2015 and July 31, 2014, respectively	-	10,000
Common stock, $0.008 par value; 200,000,000 shares authorized; 55,999,118 and 26,162,093 shares issued and outstanding at July 31, 2015 and July 31, 2014, respectively	447,991	209,294
Additional paid in capital - (Note 12)	17,834,719	16,517,451
Accumulated deficit - (Note 12)	(15,580,122)	(11,420,396)
Total stockholders’ equity	2,702,588	5,316,349
	$5,037,633	$5,798,622

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31,

	2015	2014

Revenue:
Product and other	$154,147	$1,941,142
Software licensing and support	$146,913	$-
Total revenue	$301,060	$1,941,142

Cost of revenue:
Product and other	75,641	805,631
Software licensing and support	98,698	-
Total cost of revenue	$174,339	$805,631

Gross profit	126,721	1,135,511

Operating Expenses
General and administrative	3,109,123	1,396,312
Sales and marketing	142,389	17,832
Research and development	456,349	188,328
Total operating expenses	3,707,861	1,602,472

Loss from operations	(3,581,140)	(466,961)

Other income (expense)
Other income	25,317	2,000
Change in fair value of derivative liabilities	(333,618)	-
Interest expense	(268,394)	(2,790)
Net other income (expense)	(576,695)	(790)

Net loss	$(4,157,835)	$(467,751)

Net loss per share, basic and diluted	$(0.096)	$(0.018)

Weighted-average shares used to compute net loss per share, basic and diluted	43,180,618	26,162,093

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES B CNVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

		Preferred		Preferred
	Preferred Stock	Stock Series B	Preferred Stock	Stock Series A	Common	Common Stock	Additional Paid-in	Accumulated	(Revised - Note 12)
	Series B #	Amount	Series A #	Amount	Stock #	Amount	Capital	Deficit	Total

Balance at July 31, 2013	262,475	$262,475	7,050,000	$7,050	10,806,520	$86,449	$11,229,864	$(10,949,020)	$374,343
Stock-based compensation							39,382	-	39,382
Common shares issued to consultants					250,000	2,000	48,000	-	50,000
Common shares issued to advisory board					250,000	2,000	45,000	-	47,000
Series A convertible preferred stock issued			2,950,000	2,950			(2,950)	-	-
Annual 6% common stock dividend for preferred shareholders per Series B agreement					15,760	126	3,499	(3,625)	-
Common shares issued in connection with equity financing					429,332	3,435	71,565	-	75,000
Common shares issued in connection with asset acquisition					14,410,481	115,284	5,083,091	-	5,198,375

Net loss for the year ended July 31, 2014								(467,751)	(467,751)
Balance at July 31, 2014	262,475	$262,475	10,000,000	$10,000	26,162,093	$209,294	$16,517,451	$(11,420,396)	$5,316,349

Stock-based compensation							366,395	-	366,395
Issuance of common stock to advisory board					2,000,000	16,000	264,000	-	280,000
Common shares issued to consultants					3,300,975	26,408	441,992		468,400
Issuance of common stock to an investor as a commitment fee					500,000	4,000	91,000		95,000
Issuance of common stock in connection with convertible debt					700,000	5,600	131,400		137,000
Common shares issued in connection with equity financing					1,475,953	11,808	115,691	-	127,499
Conversion of note payable to common stock					1,807,579	14,461	50,539	-	65,000
Conversion of Series A convertible preferred stock into common stock			(10,000,000)	(10,000)	20,000,000	160,000	(150,000)	-	-
Annual 6% common stock dividend for preferred shareholders per Preferred B agreement					15,760	126	1,765	(1,891)	-
Common stock issued to employees					36,758	294	4,486	-	4,780

Net loss for the year ended July 31, 2015								(4,157,835)	(4,157,835)

Balance at July 31, 2015	262,475	$262,475	-	$-	55,999,118	$447,991	$17,834,719	$(15,580,122)	$2,702,589

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31,

	2015	2014

Cash flows from operating activities:
Net loss	$(4,157,835)	$(467,751)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	40,215	24,151
Amortization of intangible assets	781,380	157,800
Stock-based compensation expense	366,395	39,382
Change in fair value of derivative liabilities	333,618	-
Gain on conversion of convertible debt to common stock	(25,317)	-
Non-cash interest expense relating to convertible debt and amortization of debt discount	261,871	-
Issuance of common stock in exchange for consulting services	468,400	47,000
Issuance of common stock to advisory board	280,000	50,000
Common stock issued to employees	4,780	-
Issuance of common stock to investors as a commitment fee	95,000	-
Provision for bad debt	262	-
Provision for inventory	(2,081)	2,128
Changes in operating assets and liabilities:
Accounts receivable	(1,623)	191,345
Inventory	40,672	23,485
Prepaid expenses and other assets	(134,879)	115,634
Accounts payable and accrued liabilities	239,566	80,296
Deferred revenue	130,079	(380,000)
Advance from development partner	180,635	-
Net cash used in operating activities	(1,098,862)	(116,530)

Cash flows from investing activities:
Purchases of property and equipment	-	(106,513)
Developed Intangibles	(343,910)
Net cash used in investing activities	(343,910)	(106,513)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	827,475	-
Proceeds from sale of common stock	127,500	75,000
Payments on capital Leases	(19,022)	-
Proceeds from note payable (Auto Loan)	-	74,712
Payments on note payable (Auto Loan)	(13,269)	-
Proceeds from issuance of note payable to employee	50,000	-
Net cash provided by financing activities	972,684	149,712

Net decrease in cash and cash equivalents	(470,088)	(73,331)

Cash and cash equivalents, beginning of period	523,540	596,871

Cash and cash equivalents, end of period	$53,452	$523,540

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$6,523	$2,790

Noncash investing and financing activities:
Fixed assets acquired pursuant to capital leases	$97,649	$-
Embedded derivative liabilities issued in connection with convertible debt	$626,018	$-
Issuance of common stock in connection with convertible debt	$137,000	$-
Conversion of preferred stock, Series A, to common stock	$10,000	$-
6% dividend for preferred stock Series B holders issued in common stock	$1,891	$3,625
Conversion of debt into common stock	$65,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

1. Nature of Business and Management’s Plans Regarding Financing of Future Operations

Formation and Business of the Company

AmbiCom Holdings, Inc., a Nevada corporation (“AmbiCom”, “we”, “our”, “us”, or the “Company”), focuses its operations as an optimizer of server infrastructure configuration settings using its patented Active Continuous Optimization tool (“ACO”) which helps realize the full potential of both visualized and physical IT infrastructure. AmbiCom is also a designer and developer of wireless products focusing on Wi-Fi and Bluetooth® applications for the medical and healthcare industry. AmbiCom purchases standard wireless products and designs and develops features and packaging to customize these products to their target original equipment manufacturer (“OEM”) markets. AmbiCom also sells home healthcare products in the retail market which include solar toothbrushes in that convert light into negatively-charged ions.

AmbiCom was organized under the laws of the State of Nevada on July 29, 2008. Prior to the Company’s acquisition of certain assets of Veloxum Corp. (“Veloxum”) AmbiCom was a holding company whose operating company, AmbiCom, Inc., is a designer and developer of wireless products focusing on the wireless medical industry. AmbiCom’s wireless modules and devices are based on the Company’s innovative application software and Wi-Fi or Bluetooth® technologies. Following the Company’s acquisition of certain assets of Veloxum in May 2014, the Company has focused its operations on developing its application to optimize server configuration settings based upon our patented Active Continuous Optimization (“ACO”) Software, which helps realize the full potential of both virtualized and physical servers and workstations in an IT infrastructure and can assist organizations solve a number of performance related challenges.

On January 15, 2010, Med Control, Inc. (the “Registrant”) amended its Articles of Incorporation (the “Amendment”) to change its name to AmbiCom Holdings, Inc., to increase the number of its authorized shares of capital stock from 75,000,000 to 1,050,000,000 shares of which 1,000,000,000 were designated common stock, par value $0.001 per share (the “Common Stock”) and 50,000,000 were designated preferred stock, par value $0.001 per share (the “Preferred Stock”), and to effect a forward-split such that 131.2335958 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”). The Registrant also amended its Bylaws on January 15, 2010. On January 15, 2010, the Registrant entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with AmbiCom Acquisition Corp., a Nevada corporation (“AmbiCom Corp.”), whereby the Registrant acquired all of the issued and outstanding capital stock of AmbiCom Corp. in exchange (the “Exchange”) for 20,000,000 newly issued shares of Common Stock (the “Common Exchange Shares”), 2,600,000 shares of Series B Preferred Stock, options to purchase 5,500,000 common shares and 2,350,000 shares of Series A Preferred Stock at the purchase price of $.01 per share, and 500,000 warrants to purchase 500,000 shares of Common Stock at $0.50 per share. As a result of the Exchange, the AmbiCom Corp equity holders surrendered all of their issued and outstanding capital stock of AmbiCom Corp in consideration for the Exchange Shares, and AmbiCom Corp. became a wholly-owned subsidiary of AmbiCom Holdings, Inc.

On May 29, 2014, the Company acquired certain assets of Veloxum Corp., a Delaware corporation (“Veloxum”) in consideration for the issuance of 13,100,437 shares of the Company’s Common Stock. Following the Company’s acquisition of the Veloxum assets, the Company has focused its operations as an optimizer of server infrastructure configuration settings.

In March 2011, the Company established a wholly owned subsidiary, E-Care USA, Inc., a Nevada designer and developer of wireless home medical devices. In April 2015, the Company dissolved E-Care USA, Inc.

In April 2015, the Company established a wholly owned subsidiary, Lagranger, Inc., a Nevada designer and developer of the active optimization tool for the gaming market.

Details of the Company’s subsidiaries as of July 31, 2015 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

Lagranger, Inc.	Nevada April 21, 2015	Wholly-owned subsidiary of AmbiCom Holdings, Inc.	Designer and developer of optimizer of gaming infrastructure configuration settings.

All intercompany transactions and balances are eliminated in consolidation.

Management’s Plans Regarding Financing of Future Operations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The Company has incurred losses and negative cash flows from operations for the past two fiscal years. As of July 31, 2015, the Company had cash and cash equivalents of approximately $53,452, a working capital deficit of approximately $1,401,304, and an accumulated deficit of $ 15,580,122. The Company also incurred a net loss of $4,157,835 and had net cash used in operating activities of $1,098,862 for the year ended July 31, 2015.

The Company has financed its operations primarily with the proceeds from the sale of stock and issuance of convertible notes. The Company’s long-term success is dependent upon its ability to successfully develop, commercialize and market its products and services, earn revenue, obtain additional capital when needed, and, ultimately, to achieve profitable operations.

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. For the foreseeable future, we plan to fund all our operations and capital expenditures from the net proceeds of equity or debt offerings and existing cash balances. Although the Company plans to pursue additional financing, there can be no assurance that it will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all. If unable to secure additional financing in the future on acceptable terms, or at all, the Company may be unable to complete the development of its new products. In addition, the Company could be forced to reduce or discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve liquidity to enable the Company to continue its operations. The negative cash flows and lack of financial resources of the Company raise substantial doubt as to the Company’s ability to continue as a going concern.

On August 13, 2015, the Company effectuated two convertible note agreements with two different investors for a principal amount of $25,000 for each note. The notes bear interest at a rate of 12% per annum and are convertible into shares of common stock at a conversion price equal to 60% of the lowest trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on August 13, 2016.

On September 4, 2015, the Company effectuated a convertible note agreement with an investor for a total principal of $69,000. The note bears interest at a rate of 10% per annum and is convertible into shares of common stock at a conversion price equal to 55% of the lowest trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on March 4, 2016.

On September 21, 2015, the Company effectuated a convertible note agreement with an investor for a total principal of $92,000. The note bears interest at a rate of 10% per annum and is convertible into shares of common stock at a conversion price equal to 50% of the lowest trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on June 21, 2016.

On September 15, 2015, the Company signed a term sheet for a new loan and security agreement with a lender. Under this agreement, the Company could initially borrow up to $1.0 million to fund working capital. The Company expects this transaction to close in the second half of November 2015.

On October 5, 2015, the Company entered promissory note with an investor for a total principal of $100,000. The principal and accrued interest balances are due in 48 payments of $2,625 each to be paid within 12 months.

On October 9, 2015, the Company entered a business loan with a creditor for a total principal of $150,000. The principal and accrued interest balances are due in 220 payments of $900 each to be paid within 10 months.

The Company believes in the viability of its strategy to increase revenue, cash flows, and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company will provide the Company with sufficient liquidity to continue to finance its operations.

Note 2. Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Presentation - The accompanying financial statements have been prepared in accordance with account principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material to the financial statements. Estimates are used primarily in determining the valuation of stock based compensation, valuation of convertible instruments and derivative liability, the reserves for sales allowances, accounts receivable and inventory. Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience and current and expected economic conditions.

Cash and Cash Equivalents - The Company considers all highly liquid investments and deposits with original maturities of three months or less when purchased to be cash equivalents. All cash and cash equivalents are maintained with nationally recognized financial institutions.

Accounts receivable and Allowance for Doubtful Accounts - Accounts receivable consist primarily of amounts due from customers under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $288 as of July 31, 2015 and $26 as of July 31, 2014, respectively.

Inventory - Inventory is stated at the lower of cost or market on an average cost basis. Inventory allowances are recorded for damaged, obsolete, excess and slow-moving inventory. The market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of July 31, 2015 and July 31, 2014, the Company recorded an inventory allowance of $5,271 and $7,352 respectively, and all of the inventory was comprised of finished goods.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred.

Intangible Assets - Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

Long-Lived Assets – The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. To date, there have been no such impairment losses.

Accounts Payable and Accrued Liabilities - Accounts payable and accrued liabilities consisted of the following as of July 31, 2015 and 2014:

	2015	2014
Accounts payable	$319,837	$116,240
Accrued interest	75,463	-
Accrued operating expenses	33,222	9,257
Employee payroll compensation expense	29,600	17,596
Accrued other	12	12
Total accounts payable and accrued liabilities	$458,134	$143,105

Income Taxes - The Company accounts for income taxes pursuant to the FASB ASC Topic 740. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with generally accepted accounting principles. The calculation of the Company's tax provision involves the application of complex tax rules and regulations within multiple jurisdictions. The Company's tax liabilities include estimates for all income-related taxes that the Company believes are probable and that can be reasonably estimated. To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement. If the Company's income tax estimates are overstated, income tax benefits will be recognized when realized. .

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As of July 31, 2015, no liabilities were required to be recorded related to tax positions taken

In accordance with FASB guidance, the Company has elected to include interest and penalties related to its tax contingencies as a component of other expense. There were no accruals for interest and penalties related to uncertain tax positions as of July 31, 2015.

Revenue Recognition - The Company generates revenues from the sale of wireless products primarily in the medical field, and from software licensing and support arrangements with third parties.

Product and Other

The Company's product revenues are recognized upon shipment or delivery and acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured.

License and Support

The Company recognized revenue during the year ended July 31, 2015 pursuant to its joint development and license agreement with PC Driver Headquarters, LP, a Texas limited partnership (“PC Drivers”), which was entered into on September 17, 2014. The agreement provides for AmbiCom to license its automated optimization software tool to PC Drivers in order for the technology to be incorporated and integrated into PC Driver’s application offerings (“Jointly Developed Software”), which is marketed to consumers in the United States. The agreement provides for PC Drivers to perform the sales and marketing functions for the Jointly Developed Software and for AmbiCom to perform the hosting, maintenance, and support functions related to the Jointly Developed Software in addition to maintaining servers dedicated for the combined application offerings. AmbiCom is also responsible for performing certain additional professional services related to software development for new features and functionality as agreed to by both parties.

Upon entering into the agreement, AmbiCom received a one-time, non-refundable payment of $150,000 from PC Drivers in consideration for licensing the software to PC Drivers pursuant to the agreement. The Company recorded the payment as deferred revenue upon receipt and will recognize the amount as license revenue over the term of the agreement of approximately 6 years (based on the expiration date of AmbiCom’s patent as stipulated in the agreement).

Additionally, during the year ended July 31, 2015, PC Drivers advanced $180,635 to AmbiCom, which was used to pay for additional development services and to purchase servers and other equipment needed to support the application offerings. This balance is owed to PC Drivers and will be deducted from future cash flows generated from licensing and support revenue and repaid to PC Drivers. As of July 31, 2015 the advance from the development partner was reflected as part of current liabilities on the consolidated balance sheet.

The agreement provides for the two parties to split all revenues and expenses related to the sale of the software tool in the consumer market over the term of the agreement. All net revenues generated are split 50/50 between PC Driver and the Company.

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

The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of July 31, 2015, management does not believe it was exposed to any significant risk on cash balances.

Four customers accounted for 81% of revenue for the year ended July 31, 2015 and four customers accounted for 84% of revenue for the year ended July 31, 2014.

Two vendors accounted for 100% of purchases for the year ended July 31, 2015 and two vendors accounted for 93% of purchases for the year ended July 31, 2014.

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

In accordance with ASC 815 paragraph 40-35, the Company adopted a sequencing policy that reclassifies contracts, with the exception of stock options, from equity to assets or liabilities for those with the latest inception date first. Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of latest inception date.

In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as of July 31, 2015, to settle all existing commitments.

Net Income (Loss) Per Share of Common Stock – Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, convertible preferred stock, convertible promissory notes, and stock are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended July 31, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual period, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for public entities for annual periods beginning after December 15, 2017. In June 2015, the FASB deferred for one year the effective date of the new revenue standard, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The Company is evaluating the impact this standard may have on its revenue recognition, but does not expect that the adoption will have a material impact on the Company’s financial statements.

Note 3. Fair Value of Financial Instruments

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

The carrying values of certain financial assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying values of the Company’s notes payable approximate their fair values as the terms of the borrowing are consistent with current market rates that the Company could obtain for debt with similar terms and maturities.

During the year ended July 31 2015, the Company entered into a series of convertible note agreements which contain embedded conversion features that allowed the debt holder to convert the outstanding principal and accrued interest into common stock at a discount on the date of conversion. The Company has determined that the derivative liabilities associated with the convertible debt are based on significant inputs that are unobservable and thus represent a Level 3 measurement.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at July 31, 2015
	Total	Level 1	Level 2	Level 3

Derivative liabilities	$881,993	—	—	$881,993

The fair value measurement of the derivative liabilities for the conversion features associated with convertible debt are based on significant inputs that are unobservable and thus represent a Level 3 measurement. The Company’s estimated fair value of the derivative liabilities are calculated using a Binomial Lattice valuation model. The valuation model is dependent upon several variables such as the term of the convertible note, conversion price, current stock price, risk-free interest rate estimated over the contractual term, estimated volatility of our stock over the term of the note and the estimated market price of our stock during the conversion period. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies (Note 11). The Level 3 estimates are based, in part, on subjective assumptions.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Derivative Liability
Balance at August 1, 2014	$-
Issuance	626,018
Reduction upon conversion to common stock	(77,643)
Change in fair value recorded in other income (expense), net	333,618
Balance at July 31, 2015	$881,993

Note 4. Assets Purchase

Veloxum

On May 15, 2014, the Company acquired certain assets of Veloxum, Inc., (“Veloxum”), a privately-held company, relating to its enterprise software in exchange for 13,100,437 shares of common stock which was accounted as an asset purchase. At the time of the acquisition, the Company determined that the fair value of the common stock issued was approximately $5.2 million based on the trading price of the common stock at issuance.

The following table summarizes the fair value of assets acquired of $5.2 million:

Developed technology	$4,423,375
Tradenames and other intangible asset	$816,800
Total	$5,240,175

Note 5. Intangible Assets

Developed technology and trade names were acquired as part of the Veloxum transaction in May 2014. Acquisition related intangibles are amortized over their estimated useful lives based on expected future benefit.

The carrying amounts of the intangible assets as of July 31, 2015 and 2014 are as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
									Average
	July 31, 2013	Additions	July 31, 2014	July 31, 2013	Expense	July 31, 2014	July 31, 2013	July 31, 2014	Useful Life (Years)
Developed technology	$-	$4,423,375	$4,423,375	$-	$(133,203)	$(133,203)	$-	$4,290,172	7
Trade names	-	816,800	816,800	-	(24,597)	(24,597)	-	792,203	7
Total intangible assets, net	$-	$5,240,175	$5,240,175	$-	$(157,800)	$(157,800)	$-	$5,082,375

	July 31, 2014	Additions	July 31, 2015	July 31, 2014	Expense	July 31, 2015	July 31, 2014	July 31, 2015	Useful Life (Years)
Developed technology	$4,423,375	$343,911	$4,767,286	$(133,203)	$(664,694)	$(797,897)	$4,290,172	$3,969,389	7
Trade names	816,800		816,800	(24,597)	(116,686)	(141,283)	792,203	675,517	7
Total intangible assets, net	$5,240,175	$343,911	$5,584,086	$(157,800)	$(781,380)	$(939,180)	$5,082,375	$4,644,906

During the fiscal year ended July 31, 2015, the Company developed new features and added functionality to its software as requested by its partner, PC Driver, under the joint development and license agreement (Note 2). During the year ended July 31, 2015, the Company incurred $343,911 of additional development cost that was capitalized as intangible asset.

The amortization expense associated with intangible assets was $781,380 and $157,800 for the years ended July 31, 2015 and 2014, all of which was recorded in general and administrative expenses. As of July 31, 2015, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

			Total
	Developed	Trade	intangible
Year ending July 31,	technology	names	assets
2016	681,041	116,686	797,727
2017	681,041	116,686	797,727
2018	681,041	116,686	797,727
2019	681,041	116,686	797,727
Thereafter	1,245,225	208,773	1,453,998
Total intangible assets subject to amortization	3,969,389	$675,517	$4,644,906

A long-lived asset or asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for the long-live asset or asset group might not be recoverable. As a result, a company is not required to perform an impairment analysis if indicators of impairment are not present. Instead, a company would assess the need for an impairment write-down only if an indicator of impairment (also referred to as a triggering event) is present. As of July 31, 2015, no triggering events have occurred which would indicate that the acquired Veloxum developed technology and trade name values may not be recoverable. The strategy and plans that had been put in place at the original acquisition date were still effective and progressing as planned.

Note 6. Commitments and Contingencies

On October 27, 2015, the Company received a Demand for Arbitration from PC Drivers Headquarters, LP, the Company’s partner (“PC Drivers”). PC Drivers requested that an arbitration panel decide whether a release event had occurred under the Joint Development & License Agreement between the Company and PC Drivers (“JDLA”). PC Drivers alleged that the Company failed to pay certain vendors and breached the JDLA, allowing PC Drivers to obtain the source code held in escrow for the development of the JDLA. After a hearing was held on November 5, 2015, the arbitrator determined that a release event occurred, allowing PC Drivers access to the source code. Other aspects of the JDLA, including the payment to the Company of revenues earned under have yet to be determined and the Company intends to exhaust all legal remedies with respect to such claims. The Company is currently still in the process of evaluating the legal and business impact of this event.

Office Lease

The company leases approximately 7,313 square feet of office and warehouse space at a monthly rental of $4,473 under the terms of a 63 month lease that expires on May 31, 2016. Total future minimum lease payments under this agreement are $50,702 all due in FY2016.

Total rent expense for the years ended July 31, 2015 and 2014 was $66,949, and $53,675, respectively.

Capital Leases

On October 31, 2014, the Company leased $93,294 of servers and network switches to increase production capacity for the OEM project with PC Driver Headquarters LP. The leases are payable in 60 monthly installments through fiscal year 2019. On March 31, 2015, the Company leased $4,356 of drivers to increase production capacity for the OEM project with PC Driver Headquarters LP. The lease is payable in 36 monthly installments through fiscal year 2018. The Company determined that the leases qualified as capital leases because the company will own the equipment at the end of the leasing term subject to a bargain purchase option.

The future minimum lease payments under capital lease as of July 31, 2015 are as follows:

Year Ending July 31:
2016	21,682
2017	21,682
2018	21,037
2019	20,133
2020	5,033
89,566
Less: amount representing interest	(10,939)
78,627
Less: current portion of capital lease obligation	(20,952)
Long-term capital lease obligation	$57,675

Note 7. Series B Convertible Redeemable Preferred Stock

In September 2011, the Company amended and restated its Articles of Incorporation. Before the amendment, there were 2,600,000 shares of Series B Convertible Preferred Stock authorized at $0.001 par value per share. After the amendment, the authorized number of shares of Series B Convertible Preferred Stock was changed to 325,000 at $0.008 par value per share.

As of July 31, 2015 and July 31, 2014, there were 262,475 shares of Series B Convertible Preferred Stock outstanding.

The Series B accrues annual dividends at the rate of 6% per year in shares of common stock at the conversion rate of $1.00 per share.  The Series B, together with any unpaid dividends, is convertible at any time into shares of the Company’s common stock at the conversion price divided by the greater of forty cents ($0.40) or seventy percent (70%) of the daily volume weighted average price of the common stock for the twenty trading days immediately prior to the conversion.  The Series B is redeemable by the Company, at any time prior to December 31, 2015, in cash at the redemption rate of $1.00 per share of Series B plus any accrued and unpaid dividends. On December 31, 2015, all outstanding shares of Series B shall be redeemed by the Company at a per share redemption price equal to $1.00 per share of Series B plus an amount of common stock equal to the amount of the accrued and unpaid dividend thereon.  The Series B has a liquidation preference of $2,600,000 and has priority over the Series A Preferred Stock and the common stock.  The Series B votes on an “as converted” basis.

Management determined that the Series B Preferred Stock meets the definition of a temporary equity instrument in accordance with ASC Topic 480-10-S99 “Accounting for Redeemable Equity Instruments”. Accordingly, the Company determined that the Series B should be classified as temporary equity and recorded at its redemption value (Note 12).

Note 8. Shareholders’ Equity

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

Series A Convertible Preferred Stock

The Company has authorized a total of 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of two shares of common stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. On November 20, 2014, the CEO of the Company converted 10,000,000 shares of preferred Series A to 20,000,000 shares of common stock. There are no shares of Series A preferred stock outstanding as of July 31, 2015.

Options

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

At July 31, 2015, 477,778 options remain available for future grant under the 2010 Plan

As of July 31, 2015, there were options outstanding under the 2010 Plan to purchase 200,000 shares of common stock at a purchase price of $0.20 per share, 250,000 shares of common stock at a purchase price of $0.09 per share, 75,000 shares of common stock at a purchase price of $0.03 per share, 275,000 shares of common stock at a purchase price of $0.16 per share and 1,000,000 shares of common stock at a purchase price of $0.24 per share. No options have been exercised since the Plan was created.

The Company recognized a non-cash stock compensation expense of $121,769 and $39,382 for the years ended July 31, 2015 and 2014, respectively in connection with options issued under the 2010 Plan.

No options were granted under the 2010 Plan during the fiscal year ending July 31, 2015.

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

The Company uses the Black-Scholes valuation model as the method for determining the estimated fair value of certain financial instruments.

Expected Term—Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the contractual term of the option grant.

Expected Volatility—Expected volatility is estimated by studying the volatility of our stock for similar terms.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has never paid dividends and has no plans to pay dividends.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

On August 11, 2014, 1,750,000 options were granted to two employees at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.86%; volatility of 200%; expected life of 6.5 years; and zero dividend yield; the Company recognized a non-cash stock compensation charge of $167,332 for the year ended July 31, 2015 in connection with the issuance and vesting of these options.

On September 5, 2014, 750,000 options were granted to one employee at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.92%; volatility of 200%; expected life of 6.5 years; and zero dividend yield, the Company recognized a non-cash stock compensation charge of $53,432 for the year ended July 31, 2015 in connection with the issuance and vesting of these options.

A summary of stock option activity under the 2010 and 2014 Plans is as follows:

	Options available for grant	Options outstanding	Weighted average exercise price
Balance at July 31, 2013	1,732,778	545,000	$0.13
Granted	(1,305,000)	1,305,000	$0.22
Balance at July 31, 2014	427,778	1,850,000	$0.19
Authorized	10,000,000	-	$-
Granted	(2,500,000)	2,500,000	$0.24
Canceled, forfeited, or expired	50,000	(50,000)	$0.18
Balance at July 31, 2015	7,977,778	4,300,000	$0.22

Options exercisable as of July 31, 2014 were:

	Options outstanding	Weighted average
Exercise price	at July 31, 2014	remaining life
$0.03	45,000	8.09
$0.09	175,000	7.75
$0.16	45,750	9.46
$0.20	220,000	6.08
$0.24	75,000	9.79
	560,750

Options exercisable as of July 31, 2015 were:

	Options outstanding	Weighted average
Exercise price	at July 31, 2015	remaining life
$0.03	75,000	7.09
$0.09	250,000	6.75
$0.16	137,250	8.46
$0.20	220,000	5.08
$0.24	1,125,000	8.98
	1,807,250

As of July 31, 2015, unrecognized compensation cost related to unvested stock options amounted to $769,800, which will be recognized over the remaining weighted-average requisite service period of 1.49 years. The intrinsic value of the Company’s outstanding common stock options as of July 31, 2015 was zero.

For the year ended July 31, 2015 non-cash stock compensation expenses of $143,881 were allocated to research and development expenses and $222,514 to general and administrative expenses. All non-cash stock compensation expenses for the year ended July 31, 2014 were allocated to general and administrative expenses.

Common Stock

In September 2011, the Company amended and restated its Articles of Incorporation to effectuate a 1 for 8 reverse stock split by decreasing the authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. On June 8, 2015, the Company increased the authorized shares of common stock to 200,000,000. On August 4, 2015, the Board and holders of a majority of the outstanding capital stock authorized and approved an amendment to increase the authorized shares of common stock to 700,000,000. There were 55,999,118 and 26,162,093 shares of common stock outstanding as of July 31, 2015 and July 31, 2014, respectively.

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

On April 20, 2015, we entered into a new Investment Agreement and a Registration Rights Agreement with the same investor to purchase up to $1,000,000 of the Company’s Common Stock. The Investment Agreement allows the Company to sell Common Stock in increments of $25,000 at a per share purchase price equal to 80% of the volume weighted average price of the Common Stock over five consecutive trading days. The agreement provides for the Company to exercise put options that obligate the Investor to purchase common stock shares valued at $25,000 per each put option as long as the Company has an effective registration statement in order to register the purchased shares. The Company issued 500,000 shares of common stock to Kodiak as a commitment fee on the date of the transaction and recorded $95,000 as other expense on the statement of operations to account for the value of the issued shares based on the trading price of the Company's stock on the issuance date.

Pursuant to the 2015 agreement with the investor, the Company issued 500,000 shares on April 24, 2015 in exchange for a $25,000 investment.

Note 9. Property and Equipment, Net

As of July 31, 2015 and 2014, property and equipment consisted of the following:

	July 31, 2015	July 31, 2014
Furniture and fixture	$27,634	$27,634
Machinery and equipment	125,189	27,540
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
Vehicle	105,278	105,278
	623,503	525,854
Accumulated depreciation	(468,505)	(428,291)
Property and equipment, net	$154,998	$97,563

Depreciation expense for the years ended July 31, 2015 and 2014 was $40,214 and $24,151, respectively. The assets under capital leases as of July 31, 2015 and July 31, 2014 were $97,649 and $0, respectively. Accumulated depreciation related to assets under capital leases as of these dates was $12,730 and $0, respectively.

Note 10. Notes Payable

The notes payable consisted of the following as of July 31, 2015 and July 31, 2014:

	July 31, 2015	July 31, 2014
Note payable (Auto)	$61,397	$74,713
Note payable (Primary note)	50,000	-
	111,397	74,713
Less current portion	(65,688)	(15,735)
Long-term note payable	$45,709	$58,978

The automobile note payable is secured by the Company’s automobile and bears interest at 3.99% per annum with a maturity date of October 9, 2019. The Company’s monthly payment under the automobile note is $1,336 until maturity.

The primary note payable to an employee, which was entered into on May 12, 2015, bears interest at 5% interest per 30 days. The entire principal balance together with accrued interest are due on the maturity date of January 7, 2016.

The future minimum payments under notes payable as July 31, 2015 are as follows:

Year Ending July 31:
2016	$65,688
2017	16,032
2018	16,032
2019	13,646
Total	111,397

Note 11. Convertible Debt and Derivative Liability

On December 18, 2014, the Company entered into a convertible note agreement with an investor for the purchase and sale of up to $285,000 of the Company’s original issue discount convertible debentures with a term of 3 years. The first debenture, in the principal amount of $160,000, was issued on December 18, 2014.

In connection with the agreement, the Company provided the lender with 200,000 shares of common stock. The Company used the trading price of its common stock on December 18, 2014 as the fair value of the common stock. The Company recorded a debt discount of $42,000 attributed to the issuance of the common stock.

The agreement provides that the holder may convert the notes into common stock at 70% of the lowest trading price in a 20 day trading window prior to the conversion. The note does not bear interest if repaid within 90 day of the borrowing date while a 30% one-time interest fee will be charged on the 181st day if the note is still outstanding. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on December 18, 2014 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $80,008 on the issuance date. The debt discount attributed to the convertible note, the issuance of the common stock, and the derivative liability is being amortized over the term of the note of 3 years and recorded as interest expense in the statements of operations.

During the year ended July 31, 2015, the lender converted $65,000 of the principal balance of the note in exchange for 1,807,579 shares of Common Stock, which also resulted in the de-recognition of $77,643 of the balance of the derivative liability. As of July 31, 2015, the Company determined the fair value of the derivative liability was $113,151 and accordingly recorded the change in fair value of $110,786 as other expense in the statements of operations.

On February 20, 2015, the Company entered into a convertible note agreement with an investor for the purchase and sale of up to $66,667 of the Company’s original issue discount convertible notes with a term of 2 years.

The agreement provides that the holder may convert the notes into common stock at the lesser of $0.15 per share or 60% of the lowest trading price in a 25 day trading window prior to the conversion. The note does not bear interest if repaid within 90 day of the borrowing date while a 12% one-time interest fee will be charged on the 91st day if the note is still outstanding. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on February 20, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $50,000 on the issuance date. The debt discount attributed to the convertible note and the derivative liability is being amortized over the term of the note of 2 years and recorded as interest expense in the statements of operations. As of July 31, 2015, the Company determined the fair value of the derivative liability has increased to $102,259 and accordingly recorded the change in fair value of $52,259 as other expense in the statements of operations.

On March 4, 2015, the Company entered into a convertible note agreement with an investor for a principal balance of $100,000 with a term of 1 year.

The agreement provides that the holder may convert the notes into common stock at 60% of the lowest trading price in a 15 day trading window prior to the conversion. The debt accrues interest at a rate of 8% per annum, payable in common stock at the conversion rate. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on March 4, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $89,672 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of July 31, 2015, the Company determined the fair value of the derivative liability has increased to $115,747 and accordingly recorded the change in fair value of $26,075 as other expense in the statements of operations.

On April 1, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $64,000 of with a term of 1 year.

The agreement provides that the holder may convert the note into common stock at 61% of the lowest 3 trading prices in a 10 day trading window prior to the conversion. The note accrues interest at a rate of 8% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on April 1, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $55,958 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of July 31, 2015, the Company determined the fair value has increased to $61,376 and accordingly recorded the change in fair value of $5,418 as other expense in the statements of operations.

On April 24, 2015, the Company entered into a convertible note agreement with an investor for a total principal of up to $115,000 with a term of 1 year. The debenture, in the principal amount of $115,000, was issued on April 24, 2015.

The agreement provides that the holder may convert the note into common stock at the lesser of $0.10 or 65% of the lowest trading price in a 30 day trading window preceding the date of conversion. The note accrues interest at a rate of 15% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on April 24, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $80,000 on the issuance date. The debt discount attributed to the convertible note and the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of July 31, 2015, the Company determined the fair value has increased to $115,837 and accordingly recorded the change in fair value of $35,837 as other expense in the statements of operations.

On April 24, 2015, the Company entered into a convertible note agreement with an investor for the purchase and sale of $50,000 of the Company’s original issue discount convertible note with a term of 8 months.

The agreement provides that the holder may convert the notes into common stock at 70% of the lowest trading price in a 30 day trading window prior to the conversion. The note accrues an interest of 1% per annum. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on April 24, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $31,572 on the issuance date. The debt discount attributed to the convertible note and the derivative liability is being amortized over the term of the note of 8 months and recorded as interest expense in the statements of operations. As of July 31, 2015, the Company determined the fair value of the derivative liability has increased to $47,217 and accordingly recorded the change in fair value of $15,645 as other expense in the statements of operations.

On May 21, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $43,000 of with a term of nine months.

The agreement provides that the holder may convert the note into common stock at 61% of the lowest 3 trading prices in a 10 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 8% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on May 21, 2015 and remeasured at July 31, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $29,204 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of nine months and recorded as interest expense in the statements of operations. As of July 31, 2015, the Company determined the fair value has increased to $40,674 and accordingly recorded the change in fair value of $11,470 as other expense in the statements of operations.

On June 11, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $27,778 of with a term of 2 years.

The agreement provides that the holder may convert the note into common stock at the lesser of 0.125 or 65% of the lowest trading prices in a 25 day trading window proceeding to the conversion. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on June 11, 2015 and remeasured at July 31, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $25,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 2 years and recorded as interest expense in the statements of operations. As of July 31, 2015, the Company determined the fair value has increased to $43,278 and accordingly recorded the change in fair value of $18,278 as other expense in the statements of operations.

On June 15, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $55,000 of with a term of 1 year.

The agreement provides that the holder may convert the note into common stock at 60% of the lowest trading prices in a 25 day trading window prior to the conversion or the effective date of the Note. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on June 15, 2015 and remeasured at July 31, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $24,270,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of July 31, 2015, the Company determined the fair value has increased to $28,308 and accordingly recorded the change in fair value of $4,038 as other expense in the statements of operations.

On July 9, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $65,750 of with a term of 9 months.

The agreement provides that the holder may convert the note into common stock at 63% of the lowest trading prices in a 25 day trading window prior to the conversion or the effective date of the Note after 180 days. The note accrues interest at a rate of 8% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on July 9, 2015 and remeasured at July 31, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $60,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 9 months and recorded as interest expense in the statements of operations. As of July 31, 2015, the Company determined the fair value has increased to $73,427 and accordingly recorded the change in fair value of $13,427 as other expense in the statements of operations.

On July 10, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $75,000 of with a term of 1 year.

The agreement provides that the holder may convert the note into common stock at 35% of the lowest trading prices in a 10 day trading window prior to the conversion or the effective date of the Note after 180 days. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on July 10, 2015 and remeasured at July 31, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $71,250 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of July 31, 2015, the Company determined the fair value has increased to $100,591 and accordingly recorded the change in fair value of $29,341 as other expense in the statements of operations.

On July 27, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $43,000 of with a term of nine months.

The agreement provides that the holder may convert the note into common stock at 61% of the lowest 3 trading prices in a 10 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 8% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on July 27, 2015 and remeasured at July 31, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $29,084 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of nine month and recorded as interest expense in the statements of operations. As of July 31, 2015, the Company determined the fair value has increased to $40,128 and accordingly recorded the change in fair value of $11,044 as other expense in the statements of operations.

The Company used a Binomial Lattice model to calculate the fair value of its derivative liabilities using the following inputs:

	Issuance date	July 31, 2015
Volatility	96% - 196%	174% - 207%
Expected Term (years)	0.69 - 3.00	0.42 - 2.38
Expected dividend yield	0%	0%
Risk-free rate	0.15% - 1.10%	0.13% - 0.80%

As of July 31, 2015, amounts outstanding under the Company’s convertible debt payable were as follows:

Principal balance	$800,195
Debt discount	(570,467)
Net carrying value of debt	229,728
Less current portion	193,559
Long term net carrying value of debt	36,169

The future minimum payments under convertible debt agreements as of July 31, 2015 are as follows:

Year Ending July 31:
2016	$650,007
2017	150,188

$800,195

Note 12. Revision of Prior Period Amounts

It was determined during the preparation of the interim financial statements for the nine months ended April 30, 2015, that adjustments were required relating to periods preceding August 1, 2014. These adjustments resulted from the Company’s re-evaluation of the accounting treatment of the Series B Convertible Redeemable Preferred Stock (the “Series B”), which was originally recorded in stockholders’ equity upon issuance. Management determined that the Series B meets the definition of a temporary equity instrument in accordance with ASC Topic 480-10-S99“Accounting for Redeemable Equity Instruments”. Accordingly, the Company determined that the Series B should be classified as temporary equity and recorded at its redemption value.

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

The following table sets forth the revised prior period balances reported in our comparative financial statements:

	Previously reported	Adjustment	Revised
Balance sheet items at July 31, 2014:
Preferred Stock, Series B	2,100	260,375	262,475
Additional paid in capital	16,777,826	(260,375)	16,517,451
Total stockholders’ equity	5,578,824	(262,475)	5,316,349

Note 13. Income Taxes

Income tax expense (benefit) was comprised of the following:

	Years Ended July 31,
	2015	2014
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	(1,181,162)	(148,161)
State	(205,397)	(20,260)
Total deferred	(1,386,559)	(168,421)
Change in valuation allowance	1,386,559	168,421
	$-	$-

The following is a reconciliation of the differences between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes for the years ended July 31:

	2015	2014
Tax (benefit) at federal statutory rate	$(1,413,664)	$(159,070)
State tax (benefit), net of federal benefit	(197,769)	(23,445)
Change in FV of derivative liability	132,880	-
Incentive Stock Options	145,935	15,686
Other	(53,941)	(1,592)
Change in valuation allowance	1,386,559	168,421
Total provision for income taxes	$-	$-

The significant components of the deferred income tax assets and liabilities as of July 31, 2015 and July 31, 2014 are as follows:

	Years Ended July 31,
	2015	2014
Current Deferred Tax Assets:
Accruals	$117,214	$17,938
Non-Current Deferred Tax Assets:

Net Operating Loss Carryforwards	1,860,375	754,782
Research and development credits	188,949	145,162
Other Credits	3,635	3,635
Intangible Assets	200,725	28,181
Fixed Assets	(32,166)	2475

Total Non-Current Deferred Tax Assets	2,221,518	934,235

Total Deferred Tax Assets	2,338,732	952,173

Valuation Allowance	(2,338,732)	(952,173)

Net Deferred Tax Assets	$—	$—

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance since there is no assurance that we will be able to utilize these NOLs.

The valuation allowance increased by $1,386,559 from July 31, 2014 to July 31, 2015 primarily due to the generation of current year net operating losses and research and development credits claimed.

As of July 31, 2015, the Company had $4,833,000 of federal and $2,992,000 of state net operating loss, respectively, available to offset future taxable income. The federal net operating loss carryforwards begins to expire in 2018 and the state net operating loss carryforwards will begin to expire in 2029, if not utilized. As of July 31, 2015, the Company also had $115,889 of federal and $72,892 of state research and development credit carryforwards, respectively. The federal research and development credit carryforward begins to expire in 2027 and the state research and development credit begins to expire in 2027, if not utilized.

In addition, the use of net operating loss and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code in certain situations where changes occur in the stock ownership of a company. In the event that the Company has had a change in ownership, utilization of the carryforwards could be restricted.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The federal and California statute of limitations remains open for the years ended July 31, 2009 through 2015.

Note 14. Subsequent Events

Management of the Company performed an evaluation of all subsequent events that occurred as of the date these financial statements were issued to determine if they must be reported. Management of the Company has determined that the following subsequent events are required to be disclosed:

On August 13, 2015, the Company effectuated two convertible note agreements with two different investors with a principal amount of $25,000 for each note. The notes bear interest at a rate of 12% per annum and are convertible into shares of common stock at a conversion price equal to 60% of the lowest trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on August 13, 2016.

On September 4, 2015, the Company effectuated a convertible note agreement with an investor for a total principal of $69,000. The note bears interest at a rate of 10% per annum and is convertible into shares of common stock at a conversion price equal to 55% of the lowest trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on March 4, 2016.

On September 21, 2015, the Company effectuated a convertible note agreement with an investor for a total principal of $92,000. The note bears interest at a rate of 10% per annum and is convertible into shares of common stock at a conversion price equal to 50% of the lowest 3 trade price in the 20 trading days prior to the conversion. The principal and accrued interest balances are due on June 21, 2016

On September 15, 2015, the Company executed a term sheet for a new loan and security agreement with an investor. Under this agreement, the Company could initially borrow up to $1.0 million to fund working capital. The Company is under processing for due diligence and expect to receive the fund by middle of November 2015.

On October 5, 2015, the Company entered into a promissory note with an investor for a total principal of $100,000 with interest at the rate of 26% per annum. The principal and accrued interest balances are due in 48 payments of $2,625 each to be paid within 12 months.

On October 9, 2015, the Company entered into a business loan with a creditor for a total principal of $150,000 with interest at the rate of 38% per annum. The principal and accrued interest balances are due in 220 payments of $900 each to be paid within 10 months.

On October 7, 2015, the Company retired a convertible note issued on April 1, 2015, by paying the principal amount of $64,000 and the accumulated interest of $24,925 on the note.

On October 27, 2015, the Company received a Demand for Arbitration from PC Drivers Headquarters, LP, the Company’s partner (“PC Drivers”).  PC Drivers requested that an arbitration panel decide whether a release event had occurred under the Joint Development & License Agreement between the Company and PC Drivers (“JDLA”).  PC Drivers alleged that the Company failed to pay certain vendors and breached the JDLA, allowing PC Drivers to obtain the source code held in escrow for the development of the JDLA.  After a hearing was held on November 5, 2015, the arbitrator determined that a release event occurred, allowing PC Drivers access to the source code.  Other aspects of the JDLA, including the payment to the Company of revenues earned under have yet to be determined and the Company intends to exhaust all legal remedies with respect to such claims. The Company is still in the process of evaluating the legal and business impact of this event.

During the three months ended October 31, 2015, three lenders converted an aggregate of $216,580 of principal and accrued interest owed under certain convertible note agreements into 44,854,970 shares of the Company's common stock. The notes were converted at a discount to the trading price of the common stock in accordance with the conversion terms under the different notes disclosed in Note 12.

During the three months ended October 31, 2015, the Company issued a total of 146,406 shares to consultants in exchange for services provided.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

On December 2, 2014, Kim and Lee Corporation, CPA (“K and L”) resigned as the Company’s independent registered public accounting firm. The Company’s Board of Directors accepted the resignation of K and L.  K and L’s reports on the Company’s financial statements for the years ended July 31, 2014 and 2013, respectively, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

During the years ended July 31, 2014 and 2013, and through December 2, 2014, there were no disagreements with K and L on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of K and L, would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the years ended July 31, 2014 and 2013, and through December 2, 2014, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On December 3, 2014, the Company’s Board of Directors, acting in the capacity of an audit committee, engaged Marcum LLP (“Marcum”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements. During the Company’s fiscal years ended July 31, 2015 and 2014, neither the Company, nor anyone acting on its behalf, consulted with Marcum regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that Marcum concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 27, 2015, the Company received a Demand for Arbitration from PC Drivers Headquarters, LP, the Company’s partner (“PC Drivers”).  PC Drivers requested that an arbitration panel decide whether a release event had occurred under the Joint Development & License Agreement between the Company and PC Drivers (“JDLA”).  PC Drivers alleged that the Company failed to pay certain vendors and breached the JDLA, allowing PC Drivers to obtain the source code held in escrow for the development of the JDLA.  After a hearing was held on November 5, 2015, the arbitrator determined that a release event occurred, allowing PC Drivers access to the source code.  Other aspects of the JDLA, including the payment to the Company of revenues earned under have yet to be determined and the Company intends to exhaust all legal remedies with respect to such claims.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers. All directors hold office until the first annual meeting of the stockholders of the Company and until the election and qualification of their successors or their earlier removal or retirement.

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Title

John Hwang	53	Chief Executive Officer, Chairman of the Board

Kevin Cornell	63	President and Director

Robert Radoff	47	Director

John Hwang, 53 Chief Executive Officer, Chairman of the Board Director, Mr. Hwang has over 20 years corporate and entrepreneurial leadership experience in semiconductor technology and consumer electronics. From 2002 through 2007, Mr. Hwang was a member of the office of the Chairman of Techno Concepts, Inc., a developer and manufacturer of wireless communication devices. Mr. Hwang was President of Osicom, a fiber optic and network technologies manufacturer from 1994 to 1997. From 1985 to 1992, Mr. Hwang was VP of Samsung America, starting the first Samsung brand for monitors and PCs. He then created then created Samtron, a new brand for Samsung, which became a second tier brand to focus into the VAR channel. Mr. Hwang has a Bachelor of Science Degree in Economics from Rutgers University.

The Company believes that due to Mr. Hwang’s role as a founder of the Company and public company experience, he is ideally suited to serve as the Company’s Chief Executive Officer.

Kevin Cornell, 63 President, Mr. Cornell has held several senior management positions within the computer industry. Prior to joining AmbiCom in May 2014, Mr. Cornell served as the CEO and co-founder of Veloxum Corp. from March, 2008 to May 2014. Prior thereto and from August 2005 to February 2008 Mr. Cornell was the Chief Operating Officer and co-founder of Symphoniq Corporation (n/k/a Coradiant Corp).  From January 2003 to July 2005, he served as the Senior Vice-President and General Manager of Finisar Corporation’s Network Tools Division and from January 1999 to January 2003, the Vice President and General Manager of Borland. Mr. Cornell also was employed with Fulltime Software (n/k/a EMC), MIPs, and Oracle. Mr. Cornell graduated from Ryerson University, Toronto, Canada and holds four patents in optics.

Robert Radoff, 47 Director. Mr. Radoff has created and managed a national broker network, monitoring sales, distribution, packaging and setting up logistics of new and existing products, setting objectives and goals for the sales force and creating presentations to major accounts. He has also helped develop and sell national brand and private label and other brands to major accounts in the U.S. and international markets. Mr. Radoff also built partnerships with several multi-national pharmaceutical companies that rank in the Fortune 100. Mr. Radoff majored in Business and Physiology at Pierce College Cal State Northridge.

The Company believes that Mr. Radoff’s education and experiences in sales with biotechnology companies lead him to be well-qualified to serve as a Director.

Compensation of Directors

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2015 fiscal year.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our President and Chief Executive Officer during the years ended July 31, 2015 and 2014. We refer to these individuals as our named executive officers.

Name & Principal Position	Year	Salary		Option Awards		Total
John Hwang, CEO	2015	264,000		-		$264,000
	2014	264,000		-		$264,000
Kevin Cornell, President	2015	180,000		460,852	(2)	$640,852
	2014	37,500	(1)	-		$37,500

(1)	The employment agreement with Kevin Cornell was entered into in May 2014.
(2)	Represents the aggregate grant date fair value of option awards granted in fiscal year 2015 in accordance with ASC 718, Compensation—Stock Compensation.

Narrative Disclosure to Summary Compensation Table

We review compensation annually for all of our employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

We have formal employment agreements with John Hwang, our Chief Executive Officer and Kevin Cornell, our President. Mr. Hwang’s employment agreement provides for an initial annual base salary of $264,000, subject to increase from time to time. Mr. Cornell’s employment agreement provides for an initial annual base salary of $180,000, subject to increase from time to time.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of July 31, 2015.

Option Awards
Number of
Securities
Underlying
	Unexercised		Option	Option
	Options (#)		Exercise Price	Expiration	Option Grant
Name	unexercisable		($)	Date	Date

Kevin Cornell	1,500,000	(1)	$0.24	8/10/2024	8/11/2014

(1)	This option becomes exercisable for 30% of the underlying shares on the first anniversary of the grant date, accumulated 60% of the underlying shares on the second anniversary of the grant date and accumulated 100% of the underlying shares on the third anniversary of the grant date.

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

Director Compensation

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our non-employee directors during the years ended July 31, 2015 and July 31, 2014. See “Executive Compensation” above for a discussion of the compensation of Mr. Hwang and Mr. Cornell.

Director Name	Year	Fees Earned or Paid in Cash	Stock Awards (1) (2)	Total
Robert Radoff	2015	$-	$83,000	$83,000
	2014	$-	$40,000	$40,000

(1)	Represents the aggregate issuance date fair value of stock awards granted in fiscal year 2015 and 2014. The assumptions we use in calculating are based on the stock closing price on the issuance dates.
(2)	Represents stock awards of 500,000 shares of common stock issued in fiscal 2015 and 200,000 issued in fiscal year 2014.

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2015 fiscal year.

Employment Agreements, Termination of Employment and Change in Control Arrangements

On May 12, 2014, the Company entered into employment agreements with, Kevin Cornell, President, and Michael Lazar.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of July 31, 2015 (after giving effect to the Exchange) by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)
John Hwang (3)	17,000,000	30.4%
Kevin Cornell and affiliated entities	13,100,437	23.4%
Robert Radoff	712,500	1.3%
All Directors and Executive Officers as a Group (3 persons)	30,812,937	55.1%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 55,999,118 shares of Common Stock outstanding as of July 31, 2015, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3) Does not include 1,007,321 shares of Common stock held beneficially by family members.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Marcum LLP for the year ended July 31, 2015, Kim and Lee for the years ended July 31, 2015 and 2014 and other service providers:

		2015	2014
Audit fees	(1)	$35,983	$65,000
Taxation fees	(2)	5,300	4,500
Accounting & other services	(3)	-	-

Total		$41,283	$59,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Tax fees principally included tax advice, tax planning and tax return preparation.
(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2015 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2015 fiscal year for filing with the SEC.

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

PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit Number	Description

21.1*	List of Subsidiaries

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2015	AMBICOM HOLDINGS, INC.

	By	/s/ John Hwang
John Hwang
Chief Executive Officer and Director (Principal Executive Officer)

	By	/s/ John Hwang
John Hwang
Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hwang	November 13, 2015
John Hwang	Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John Hwang	November 13, 2015
John Hwang	Date
Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

/s/ Robert Radoff	November 13, 2015
Robert Radoff	Date
Director

