Form 10-Q
period 2015-10-31
AMBICOM HOLDINGS, INC
filed 2015-12-21
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of December 21, 2015, the Registrant had 17,436,282 shares of common stock, par value $0.008 per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	55,185	$53,452
Accounts receivable, net of allowance for doubtful accounts of $0 and $288 as of October 31, 2015, and July 31, 2015, respectively	-	1,851
Inventory, net of allowance of $29,218 and $5,271 as of October 31, 2015, and July 31, 2015, respectively	1,568	25,529
Prepaid expenses and other current assets	142,862	136,202
Total current assets	199,615	217,034

Property and equipment, net	143,680	154,998
Deposits	20,695	20,695
Intangible assets, net	4,444,327	4,644,906
Total assets	$4,808,317	$5,037,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$608,248	$458,134
Deferred revenue	143,256	132,056
Capital lease obligations - current portion	18,124	20,952
Notes payable - current portion	341,256	65,688
Convertible debt, net of debt discount - current portion	294,627	193,559
Derivative liabilities - current portion	606,460	567,314
Advance from development partner	180,635	180,635
Total current liabilities	2,192,606	1,618,338

Capital lease obligations - net of current portion	56,301	57,675
Notes payable - net of current portion	42,312	45,709
Convertible debt, net of debt discount - net of current portion	29,258	36,169
Derivative liabilities - net of current portion	71,470	314,679
Total liabilities	2,327,947	2,072,570

Commitments and contingencies (Note 5)

Convertible redeemable preferred stock, Series B, $0.008 par value 325,000 shares authorized; 262,475 shares issued and outstanding at October 31, 2015 and July 31, 2015. (Liquidation preference $2,600,000) - (Note 11)	262,475	262,475

Stockholders’ equity:

Preferred stock, Series C, $0.001 par value; 20,000,000 shares authorized; 18,500,000 shares and 0 shares issued and outstanding at October 31, 2015 and July 31, 2015, respectively	18,500	-
Common stock, $0.008 par value; 700,000,000 shares authorized; 10,100,049 and 5,599,912 shares issued and outstanding at October 31, 2015 and July 31, 2015, respectively	808,002	447,991
Additional paid in capital	17,891,181	17,834,719
Accumulated deficit	(16,499,788)	(15,580,122)
Total stockholders’ equity	2,217,895	2,702,588
	$4,808,317	$5,037,633

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2015	2014

Revenue	$6,435	$102,755

Cost of revenue	23,961	94,428

Gross (loss) profit	(17,526)	8,327

Operating Expenses
General and administrative	601,285	790,716
Sales and marketing	12,910	15,641
Research and development	103,894	115,029
Total operating expenses	718,089	921,386

Loss from operations	(735,615)	(913,059)

Other income (expense)
Change in fair value of derivative liabilities	149,960	-
Interest expense	(334,011)	(942)
Net other (expense)	(184,051)	(942)

Net loss	$(919,666)	$(914,001)

Net loss per share, basic and diluted	$(0.131)	$(0.339)

Weighted-average shares used to compute net loss per share, basic and diluted	7,041,294	2,695,844

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(919,666)	$(914,001)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	11,318	6,421
Amortization of intangible assets	200,580	187,149
Stock-based compensation expense	65,247	63,384
Stock-based compensation expense related to issuance of Prefered C Stock	18,500	-
Change in fair value of derivative liabilities	(149,960)	-
Non-cash interest expense relating to convertible debt and amortization of debt discount	(327,547)	-
Issuance of common stock in exchange for consulting services	3,500	77,500
Issuance of common stock to advisory board	2,320	106,200
Provision for bad debt	23	140
Provision for inventory	23,947	(991)

Changes in operating assets and liabilities:
Accounts receivable	1,828	(1,132)
Inventory	15	7,376
Prepaid expenses and other assets	(17,306)	(26,173)
Accounts payable and accrued liabilities	7,671	68,238
Deferred revenue	11,199	-
Advance from development partner	-	-
Net cash used in operating activities	(413,237)	(425,889)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	211,000	-
Payments on convertible debt	(64,000)
Proceeds from sale of common stock	-	100,000
Payments on capital Leases	(4,202)	-
Proceeds from note payable (Auto Loan)	-	(3,306)
Payments on note payable (Auto Loan)	(3,396)	-
Proceeds from issuance of note payable	275,568	-
Net cash provided by financing activities	414,970	96,694

Net decrease in cash and cash equivalents	1,733	(329,195)

Cash and cash equivalents, beginning of period	53,452	523,540

Cash and cash equivalents, end of period	$55,185	$194,345
Supplemental information:
Interest paid	$173,676	$942

Noncash investing and financing activities:
Embedded derivative liabilities issued in connection with convertible debt	$188,393	$-
Conversion of debt into common stock	$216,580	$-

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

On January 15, 2010, the Company authorized an amendment to its Articles of Incorporation (the “Amendment”) to change its name to AmbiCom Holdings, Inc., to increase the number of its authorized shares of capital stock from 75,000,000 to 1,050,000,000 shares of which 1,000,000,000 were designated common stock, par value $0.001 per share (the “Common Stock”) and 50,000,000 were designated preferred stock, par value $0.001 per share (the “Preferred Stock”) and to effect a forward-split such that 131.2335958 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”).

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

Pursuant to the terms of the Exchange, the Company acquired AmbiCom from AmbiCom’s former equity holders in exchange for an aggregate of 20,000,000 newly issued shares of Common Stock, 2,600,000 shares of Series B Preferred Stock, an option to purchase 5,500,000 shares of Common Stock and 2,350,000 shares of Series A Preferred Stock at the purchase price of $0.01 per share, and warrants to purchase 500,000 shares of Common Stock at the exercise price of $0.50 per share (collectively, the “Exchange Shares”). As a result of the Exchange, the AmbiCom equity holders surrendered all of their issued and outstanding capital stock of AmbiCom in consideration for the Exchange Shares and AmbiCom became a wholly-owned subsidiary of the Company.

Simultaneously upon the Closing, the Company closed an offering (an “Offering”) of its Common Stock at a price of $0.40 per share for an aggregate of 1,250,000 shares of Common Stock for aggregate offering price of $500,000.

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by AmbiCom, under the purchase method of accounting, and was treated as a recapitalization with AmbiCom as the acquirer.  Upon consummation of the Exchange, the Company adopted the business plan of AmbiCom.

On May 29, 2014, the Company acquired all of the assets of Veloxum Corporation, a Delaware corporation (“Veloxum”) in consideration for the issuance of 13,100,437 shares of the Company’s Common Stock. Following the Company’s acquisition of all of Veloxum’s assets, the Company has focused its operations as an optimizer of infrastructure configuration settings of servers.

Details of the Company’s subsidiary as of October 31, 2015 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

Lagranger, Inc.	Nevada April 21, 2015	Wholly-owned subsidiary of AmbiCom Holdings, Inc.	Designer and developer of optimizer of gaming infrastructure configuration settings.

Inter-company accounts and transactions have been eliminated in consolidation.

Note 2 – Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed balance sheet at July 31, 2015 has been derived from the audited financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the periods presented.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of the Company’s management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of October 31, 2015 and results of its operations and cash flows for the three months ended October 31, 2015 and 2014. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation. The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended July 31, 2015 included in the Company’s Form 10-K.

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

Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $0 as of October 31, 2015 and $288 as of July 31, 2015, respectively.

Inventory - Inventory is stated at the lower of cost or market on an average cost basis. Inventory allowances are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of October 31, 2015 and July 31, 2015, the value of the inventory allowance was $29,218 and $5,271 respectively, and the inventory was comprised of finished goods.

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

Intangible Assets - Developed technology and trade names were acquired as part of the Veloxum transaction in May 2014. Acquisition related intangibles are amortized over their estimated useful lives based on expected future benefit.

The carrying amounts of the intangible assets as of October 31, 2015 and July 31, 2015 are as follows:

	July 31, 2015	Additions	October31, 2015	July 31, 2015	Expense	October 31, 2015	July 31, 2015	October 31, 2015	Useful Life (Years)
Developed technology	$4,767,286	$-	$4,767,286	$(797,897)	$(171,408)	$(969,305)	$3,969,389	$3,797,981	7
Trade names	816,800		816,800	(141,283)	(29,171)	(170,454)	675,517	646,346	7
Total intangible assets, net	$5,584,086	$-	$5,584,086	$(939,180)	$(200,580)	$(1,139,759)	$4,644,906	$4,444,327

Total amortization expense for intangible assets was $200,580 for the three months ended October 31, 2015, all of which was recorded in operating expenses. As of October 31, 2015, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

			Total
	Developed	Trade	intangible
Year ending July 31,	technology	names	assets
2016	$509,633	87,515	597,148
2017	681,041	116,686	797,727
2018	681,041	116,686	797,727
2019	681,041	116,686	797,727
Thereafter	1,245,225	208,773	1,453,998
Total intangible assets subject to amortization	$3,797,981	$646,346	$4,444,327

Developed technology and trade names are tested for impairment based on the guidelines in Accounting Standards Codification Topic 360-10-35, Impairment or Disposal of Long-Lived Assets.

A long-lived asset or asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for the long-lived asset or asset group might not be recoverable. As a result, a company is not required to perform an impairment analysis if indicators of impairment are not present. Instead, a company would assess the need for an impairment write-down only if an indicator of impairment (also referred to as a triggering event) is present. As of October 31, 2015, no triggering events have occurred which would indicate that the acquired Veloxum developed technology and trade name values may not be recoverable. The strategy and plans that had been put in place at the original acquisition date were still effective and progressing as planned.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As of October 31, 2015, no liabilities were required to be recorded related to tax positions taken.

In accordance with FASB guidance, the Company has elected to include interest and penalties related to its tax contingencies as a component of other expense. There were no accruals for interest and penalties related to uncertain tax positions as of October 31, 2015.

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

Research and Development Costs - Research and development costs are charged to operations as incurred. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development activities relating to new and existing products.

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

The fair value measurement of the derivative liabilities for the conversion features associated with convertible debt are based on significant inputs that are unobservable and thus represent a Level 3 measurement. The Company’s estimated fair value of the derivative liabilities are calculated using a Binomial Lattice valuation model. The valuation model is dependent upon several variables such as the term of the convertible note, conversion price, current stock price, risk-free interest rate estimated over the contractual term, estimated volatility of our stock over the term of the note and the estimated market price of our stock during the conversion period. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies. The Level 3 estimates are based, in part, on subjective assumptions.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Derivative Liability
Balance at August 1, 2015	$881,993
Issuance	211,000
Reduction upon conversion to common stock	(329,103)
Change in fair value recorded in other income (expense), net	(149,960)
Balance at October 31, 2015	$613,930

Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.

The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of October 31, 2015, management does not believe it was exposed to any significant risk on cash balances.

Four customers accounted for 99% of revenue for the three months ended October 31, 2015 and one customer accounted for 85% of revenue for the three months ended October 31, 2014.

There were no purchases for the three months ended October 31, 2015 and one vendor accounted for 100% of the purchases for the three months ended October 31, 2014.

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

In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as of October 31, 2015, to settle all existing commitments.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or the FASB, issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosures in certain circumstances. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The accounting standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In July 2015, FASB issued a new accounting guidance on simplifying the measurement of inventory which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.  The ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards.  To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  We are currently in the process of evaluating the impact of the adoption of ASU 2015-17 on our consolidated financial statements.

The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

Note 4 – Liquidity and Management’s Plan

As of October 31, 2015, the Company had cash and cash equivalents of $55,185 and an accumulated deficit of $16,499,788. The Company also incurred a net loss of $919,666 and had net cash used in operating activities of $413,237 for the three months ended October 31, 2015. Given the Company’s negative cash flow from operations management anticipated its cash constraints and, therefore, took measures to meet its obligations.

On April 24, 2015, the Company entered into a Series of transactions with Kodiak Capital Group, LLC. (“Kodiak”). On that date the Company entered into an Equity Purchase Agreement pursuant to which the Company may “put” to Kodiak up to $1,000,000 of shares of our Common Stock in amounts up to $25,000 per put upon the effectiveness of a registration statement that may be filed for such purpose. The Company issued 500,000 shares of Common Stock as a commitment fee and executed a Registration Rights Agreement to register the Shares to be sold under the line. Also on that date, the Company entered into a Securities Purchase Agreement with Kodiak for the purchase and sale of original issue discount debentures for a borrowing amount of up to $500,000. The first note, a 15% Senior Secured Convertible Debenture, in the principal amount of $115,000 with proceeds of $100,000 was executed on April 24, 2015 and is due on the first anniversary thereof. Principal and interest under the note is convertible at any time at the option of Kodiak into shares of the Company’s Common Stock at a conversion price equal to the lesser of $0.10 or 65% of the lowest closing bid price for the 30 trading days immediately prior to conversion. Thereafter, the Company shall sell and Kodiak shall purchase an additional debenture in the principal amount of $460,000 at the purchase price of $400,000, within 30 days following the effectiveness of a registration statement to be filed for the registration of the Shares underlying both debentures. On April 24, 2015, the Company issued Kodiak a 1% Convertible Redeemable Note in the amount of $50,000 whereby a pre-existing obligation to an unrelated third-party in the amount of $50,000 was assigned to Kodiak and exchanged for such note. Principal and interest under the note are convertible at any time at the option of Kodiak, into shares of Common Stock at the conversion price equal to 70% of the lowest closing bid price for the 30 trading days immediately prior to conversion.

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

Management expects its new business for automated optimization of software applications will generate more revenue in the quarter ending January 31, 2016 and continue to grow. There can be no assurances that management will be able to successfully implement a long-term solution, and accordingly, the Company continues to explore debt and equity financing options. These conditions raise substantial doubt about the Company's ability to continue as a going concern through December 21, 2016.

The Company believes in the viability of its strategy to increase revenue, cash flows, and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company will provide the Company with sufficient liquidity to continue to finance its operations.

Note 5 – Commitments and Contingencies

Office lease

The Company leases its office and warehouse subject to an agreement that expires in May 2016. Rent expense was $13,419 for the three months ended October 31, 2015 and October 31, 2014.

Capital leases

On October 31, 2014, the Company leased $93,294 of servers and network switches to increase production capacity for the OEM project with PC Driver Headquarters LP. The leases are payable in 60 monthly installments through fiscal year 2019. On March 31, 2015, the Company leased $4,356 of drivers to increase production capacity for the OEM project with PC Driver Headquarters LP. The leases are payable in 36 monthly installments through fiscal year 2018. The Company determined that the leases qualified as capital leases because the company will own the equipment at the end of the leasing term subject to a bargain purchase option. The Company allocated $18,124 to short-term capital lease obligations and $56,301 to long-term capital lease obligations at October 31, 2015.

Note 6 – Series B Convertible Redeemable Preferred Stock

In September 2011, the Company amended and restated its Articles of Incorporation. Before the amendment, there were 2,600,000 shares of Series B Convertible Preferred Stock authorized at $0.001 par value per share. After the amendment, the authorized number of shares of Series B Convertible Preferred Stock was changed to 325,000 at $0.008 par value per share.

As of October 31, 2015 and July 31, 2015, there were 262,475 shares of Series B Convertible Preferred Stock outstanding.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of two shares of common stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. On November 20, 2014, the CEO of the Company converted 10,000,000 shares of preferred Series A to 20,000,000 shares of common stock. There are no shares of Series A preferred stock outstanding as of October 31, 2015.

Series C Convertible Preferred Stock

On September 4, 2015 (the “Filing Date”), the Company filed a Certificate of Designation with the Secretary of State of Nevada to establish the relative rights, preferences and limitations of the Series C Preferred Stock authorizing the issuance of up to 20,000,000 shares of Series C Preferred Stock. The Company has authorized a total of 20,000,000 shares of Series C Convertible Preferred Stock (the “Series C”). Provided the Company reports positive net income within the three years following the Filing Date, the Series C is convertible into shares of the Company’s common stock at the conversion rate of one share of common stock per each share of Series C converted after the Company has reported positive Net Income in any of the Company’s financial statements filed with the Commission within the three fiscal years immediately following the filing of this Certificate of Designation.  The Series C is treated on an “as converted” basis for both voting and liquidation rights.

On September 15, 2015, the Company issued 10,500,000 shares of preferred Series C to certain Executive officers.

On October 19, 2015, the Company issued 8,000,000 shares of Preferred Series C to its CEO.

There are 18,500,000 shares of Series C preferred stock outstanding as of October 31, 2015.

Options

As of October 31, 2015, there were options issued and outstanding for the purchase of 180,000 shares of common stock under the 2010 Equity Incentive Plan and 400,000 shares of common stock under the 2014 Equity Incentive Plan.

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

No options were granted under the 2010 Plan during the three months ended October 31, 2015 and October 31, 2014.

At October 31, 2015, 47,778 options remain available for future grant under the 2010 Plan.

As of October 31, 2015, there were options outstanding under the 2010 Plan to purchase 20,000 shares of common stock at a purchase price of $0.20 per share, 25,000 shares of common stock at a purchase price of $0.09 per share, 7,500 shares of common stock at a purchase price of $0.03 per share, 27,500 shares of common stock at a purchase price of $0.16 per share and 100,000 shares of common stock at a purchase price of $0.24 per share. No options have been exercised since the Plan was created.

The Company recognized a non-cash stock compensation expense of $29,306 for the three months ended October 31, 2015, in connection with options issued under the 2010 Plan.

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

From time to time, the Company may issue Incentive Awards pursuant to the 2014 Plan.  Each of the awards will be evidenced by and issued under a written agreement. In accordance with the rules of the plan, the exercise price of options granted shall be not less than 110% of the average of the closing price for the 30 days preceding the grant date The Board reserved a total of 10,000,000 shares of Common Stock for issuance under the 2014 Plan. If an incentive award granted under the 2014 Plan expires, terminates, is unexercised, or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

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

On August 11, 2014, 1,750,000 options were granted to two employees at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.86%; volatility of 200%; expected life of 6.5 years; and zero dividend yield; the Company recognized a non-cash stock compensation charge of $27,129 for the three months ended October 31, 2015 in connection with the issuance and vesting of these options.

On September 5, 2014, 750,000 options were granted to one employee at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.92%; volatility of 200%; expected life of 6.5 years; and zero dividend yield, the Company recognized a non-cash stock compensation charge of $8,068 for the three months ended October 31, 2015 in connection with the issuance and vesting of these options.

On October 1, 2015, 1,500,000 options were granted to three employees at an exercise price of $0.02 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.56%; volatility of 200%; expected life of 6.5 years; and zero dividend yield, the Company recognized a non-cash stock compensation charge of $742 for the three months ended October 31, 2015 in connection with the issuance and vesting of these options.

As of October 31, 2015, there were options outstanding under the 2014 Plan to purchase 250,000 shares of Common Stock at a purchase price of $0.24 per share and 150,000 shares of common stock at a purchase price of $0.02 per share. No options have been exercised since the Plan was created.

All non-cash stock compensation expenses for the three months ended October 31, 2015 and 2014 were allocated to selling and general expenses and research and development expense.

Common Stock

In September 2011, the Company amended and restated its Articles of Incorporation to effectuate a 1 for 8 reverse stock split by decreasing the authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. On June 8, 2015, the Company increased the authorized shares of common stock to 200,000,000. On August 4, 2015, the Board and holders of a majority of the outstanding capital stock authorized and approved an amendment to increase the authorized shares of common stock to 700,000,000. There were 10,100,049 and 5,599,912 shares of common stock outstanding as of October 31, 2015 and July 31, 2015, respectively.

During the three months ended October 31, 2015, the Company issued the following shares of common stock:

On August 17, 2015, August 18, 2015 and September 17, 2015, the Company issued a total of 14,641 shares to consultants in exchange for service provided.

During the three months ended October 31, 2015, three lenders converted an aggregate of $216,580 of principal and accrued interest owed under certain convertible note agreements into 4,485,497 shares of the Company's common stock. The notes were converted at a discount to the trading price of the common stock in accordance with the conversion terms under the different notes disclosed in Note 10.

On November 18, 2015, the Company’s Board of Directors deemed advisable and approved and adopted an amendment to our Articles of Incorporation effectuate change and reclassification of each ten (10) shares of our issued and outstanding common stock, par value $0.008 per share into one fully paid and non-assessable share of Common Stock.

Share and per-share amounts disclosed as of October 31, 2015 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the reverse stock split.

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

Note 8 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months ended October 31, 2015 and 2014 was $11,318 and $6,421 respectively. The assets under capital leases as of October 31, 2015 and July 31, 2015 were $97,649 and $97,649, respectively. Accumulated depreciation related to assets under capital leases as of these dates was $20,114 and $12,730, respectively.

	October 31, 2015	July 31, 2015
Furniture and fixture	$27,634	$27,634
Machinery and equipment	125,189	125,189
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
Vehicle	105,278	105,278
	623,503	623,503
Accumulated depreciation	(479,823)	(468,505)
Property and equipment, net	$143,680	$154,998

Note 9 – Notes Payable

The notes payable consisted of the following as of October 31, 2015 and July 31, 2015:

	October 31, 2015	July 31, 2015
Note payable (Auto)	$43,568	$61,397
Note payable (Primary note)	340,000	50,000
	383,568	111,397
Less current portion	(341,256)	(65,688)
Long-term note payable	$42,312	$45,709

The automobile note payable is secured by the Company’s automobile and bears interest at 3.99% per annum with a maturity date of October 9, 2019. The Company’s monthly payment under the automobile note is $1,336 until maturity.

The primary notes payable, which was entered into on May 12, 2015 and August 31, 2015, bears interest at 5% interest per 30 days. The entire principal balances together with accrued interest are due on the maturity date of January 7, 2016.

On October 5, 2015, the Company entered into a promissory note with an investor for a total principal of $100,000. The principal and accrued interest balances are due in 48 payments of $2,625 each to be paid within 12 months. The note grants a continuing security interest in all of the Company’s business equipment, inventory, accounts receivable, general intangibles, intellectual property,  licenses, assets and properties of any kind.

On October 9, 2015, the Company entered a business loan with a creditor for a total principal of $150,000. The principal and accrued interest balances are due in 220 payments of $900 each to be paid within 10 months. The note grants a continuing security interest in all of the Company’s business equipment, inventory, accounts receivable, general intangibles, intellectual property,  licenses, assets and properties of any kind.

Note 10 – Convertible Debt and Derivative Liability

During the three months ended October 31, 2015, the lenders converted $216,580 of the principal balance of the notes in exchange for 4,485,497 shares of Common Stock, which also resulted in the de-recognition of $278,518 of the balance of the derivative liability. Gain of $128,826 was a result from the conversion and adjusted to Additional Paid in Capital. As of October 31, 2015, the Company determined the fair value of the derivative liability was $613,930 and accordingly recorded the change in fair value of $149,960 as other expense in the statements of operations.

On February 20, 2015, the Company entered into a convertible note agreement with an investor for the purchase and sale of up to $66,667 of the Company’s original issue discount convertible notes with a term of 2 years.

The agreement provides that the holder may convert the notes into common stock at the lesser of $0.15 per share or 60% of the lowest trading price in a 25 day trading window prior to the conversion. The note does not bear interest if repaid within 90 day of the borrowing date while a 12% one-time interest fee will be charged on the 91st day if the note is still outstanding. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on February 20, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $50,000 on the issuance date. The debt discount attributed to the convertible note and the derivative liability is being amortized over the term of the note of 2 years and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value of the derivative liability has decreased to $8,060 and accordingly recorded the change in fair value of $5,861 as other income in the statements of operations.

On March 4, 2015, the Company entered into a convertible note agreement with an investor for a principal balance of $100,000 with a term of 1 year.

The agreement provides that the holder may convert the notes into common stock at 60% of the lowest trading price in a 15 day trading window prior to the conversion. The debt accrues interest at a rate of 8% per annum, payable in common stock at the conversion rate. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on March 4, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $89,672 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value of the derivative liability has decreased to $22,691 and accordingly recorded the change in fair value of $24,685 as other income in the statements of operations.

On April 24, 2015, the Company entered into a convertible note agreement with an investor for a total principal of up to $115,000 with a term of 1 year. The debenture, in the principal amount of $115,000, was issued on April 24, 2015.

The agreement provides that the holder may convert the note into common stock at the lesser of $0.10 or 65% of the lowest trading price in a 30 day trading window preceding the date of conversion. The note accrues interest at a rate of 15% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on April 24, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $80,000 on the issuance date. The debt discount attributed to the convertible note and the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value has decreased to $67,238 and accordingly recorded the change in fair value of $48,599 as other income in the statements of operations.

On April 24, 2015, the Company entered into a convertible note agreement with an investor for the purchase and sale of $50,000 of the Company’s original issue discount convertible note with a term of 8 months.

The agreement provides that the holder may convert the notes into common stock at 70% of the lowest trading price in a 30 day trading window prior to the conversion. The note accrues an interest of 1% per annum. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on April 24, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $31,572 on the issuance date. The debt discount attributed to the convertible note and the derivative liability is being amortized over the term of the note of 8 months and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value of the derivative liability has decreased to $21,463 and accordingly recorded the change in fair value of $25,754 as other income in the statements of operations.

On May 21, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $43,000 of with a term of nine months.

The agreement provides that the holder may convert the note into common stock at 61% of the lowest 3 trading prices in a 10 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 8% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on May 21, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $29,204 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of nine months and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value has decreased to $28,189 and accordingly recorded the change in fair value of $12,485 as other income in the statements of operations.

On June 11, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $27,778 of with a term of 2 years.

The agreement provides that the holder may convert the note into common stock at the lesser of 0.125 or 65% of the lowest trading prices in a 25 day trading window proceeding to the conversion. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on June 11, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $25,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 2 years and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value has decreased to $14,805 and accordingly recorded the change in fair value of $28,473 as other income in the statements of operations.

On June 15, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $55,000 of with a term of 1 year.

The agreement provides that the holder may convert the note into common stock at 60% of the lowest trading prices in a 25 day trading window prior to the conversion or the effective date of the Note. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on June 15, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $55,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value has increased to $39,793 and accordingly recorded the change in fair value of $11,484 as other expense in the statements of operations.

On July 9, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $65,750 of with a term of 9 months.

The agreement provides that the holder may convert the note into common stock at 63% of the lowest trading prices in a 25 day trading window prior to the conversion or the effective date of the Note after 180 days. The note accrues interest at a rate of 8% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on July 9, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $60,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 9 months and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value has decreased to $41,956 and accordingly recorded the change in fair value of $31,471 as other income in the statements of operations.

On July 10, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $75,000 of with a term of 1 year.

The agreement provides that the holder may convert the note into common stock at 35% of the lowest trading prices in a 10 day trading window prior to the conversion or the effective date of the Note after 180 days. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on July 10, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $71,250 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value has increased to $148,676 and accordingly recorded the change in fair value of $48,085 as other expense in the statements of operations.

On July 27, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $43,000 of with a term of 9 months.

The agreement provides that the holder may convert the note into common stock at 61% of the lowest 3 trading prices in a 10 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 8% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on July 27, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $29,084 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 9 month and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value has decreased to $28,553 and accordingly recorded the change in fair value of $11,575 as other income in the statements of operations.

On August 13, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $25,000 of with a term of 1 year.

The agreement provides that the holder may convert the note into common stock at 60% of the lowest trading prices in a 20 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 12% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on August 13, 2015 and remeasured at October 31, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $ 18,592 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value has increased to $18,197 and accordingly recorded the change in fair value of $0 as other expense in the statements of operations.

On August 13, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $25,000 of with a term of 1 year.

The agreement provides that the holder may convert the note into common stock at 60% of the lowest trading prices in a 20 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 12% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on August 13, 2015 and remeasured at October 31, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $18,592 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value has increased to $18,197 and accordingly recorded the change in fair value of $0 as other expense in the statements of operations.

On September 4, 2015, the Company entered into two convertible promissory notes with an investor for a total principal balance of $69,000 of with a term of 6 months.

The agreement provides that the holder may convert the note into common stock at 55% of the lowest trading prices in a 20 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on September 4, 2015 and remeasured at October 31, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $ 58,372 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 6 months and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value has increased to $58,372 and accordingly recorded the change in fair value of $0 as other expense in the statements of operations.

On September 21, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $92,000 of with a term of 9 months.

The agreement provides that the holder may convert the note into common stock at 50% of the lowest 3 trading prices in a 20 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on September 21, 2015 and remeasured at October 31, 2015. The Company recorded a debt discount for the fair value of the derivative liability of $92,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 9 month and recorded as interest expense in the statements of operations. As of October 31, 2015, the Company determined the fair value has increased to $97,739 and accordingly recorded the change in fair value of $0 as other expense in the statements of operations.

As of October 31, 2015, amounts outstanding under the Company’s convertible debt payable were as follows:

Principal balance	$730,614
Debt discount	(406,729)
Net carrying value of debt	323,885
Less current portion	(294,627)
Long term net carrying value of debt	29,258

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

On November 17, 2015, the Company entered into a primary note with an investor for a total principal of $10,000, bearing interest at 10% per year. The entire principal balances together with accrued interest are due on the maturity date of February 15, 2016.

On November 30, 2015, the Company filed a Certificate of Designations with the Secretary of State of Nevada to establish the relative rights, preferences and limitations of the Series D Preferred Stock authorizing the issuance of up to 19,675,000 shares of Series D Preferred Stock.

The Series D is convertible at any time into shares of the Company’s common stock at the conversion rate of two shares of common stock per each share of Series D converted. The Series D is treated on an “as converted” basis for both voting and liquidation rights. Each Holder of Series D Preferred Stock shall vote at the rate of twenty votes of Common Stock per share of Series D Preferred Stock and shall not be entitled to receive dividends on all matters to which shareholders of the Company are entitled to vote. On December 3, 2015, the Company issued 10,000,000 shares of Preferred Series D to its CEO.

On December 18, 2015, the Company agreed to transition the production servers of the data center to PCD for a payment of $300,000.

During November 1, 2015 to December 21, 2015, three lenders converted the partial principal and accrued interest owed under certain convertible note agreements into 7,336,233 shares of the Company's common stock. The notes were converted at a discount to the trading price of the common stock in accordance with the conversion.

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

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in our annual report for the fiscal year ended July 31, 2015.

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

Results of Operations

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER ENDING OCTOBER 31,

	2015	2014	Change in Dollars	Change in Percent
Revenue	6,435	102,755	(96,320)	-94%
Cost of Revenue	23,961	94,428	(70,467)	-75%
Gross Profit	(17,526)	8,327	(25,853)	-310%
Gross Profit/Revenue Percentage	-272.4%	8.1%

Operating Expenses:
General and administrative	601,285	790,716	(189,431)	-24%
Sales and marketing	12,910	15,641	(2,731)	-17%
Research and development	103,894	115,029	(11,135)	-10%
Total operating expenses	718,089	921,386	(203,297)	-22%
Loss from operations	(735,615)	(913,059)	177,444	19%
Other Income (Expense):
Change in fair value of derivative liabilities	149,960	-	149,960	0%
Interest expense	(334,011)	(942)	(333,069)	-35358%
Net other income (expense)	(189,051)	(942)	(183,109)	-19438%

Net loss	$(919,666)	$(914,001)	$(5,665)	-1%

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

Our revenue decreased by $96,320 or 94% to $6,435 for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, mainly as a result of a large portion of our products reaching the end of their product life cycle which resulted in a decrease in revenue as well as the Company's focus shifting towards investing in and marketing its software licensing products under its Veloxum business line.

Cost of Revenue Our cost of revenue consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our service and development projects.

Our cost of revenue decreased by $70,467 or 75% to $23,961 for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The decrease in cost of sales was largely a result of the decrease in revenue for the period.

Gross Profit & Gross Margin

Our gross profit declined by $25,853 or 310% to a negative $17,526 for the three months ended October 31, 2015 from a positive $8,327 for the three months ended October 31, 2014. The decrease is primarily attributed to the Company shifting its focus, efforts, and resources to the Veloxum business line, which provided a lower gross margin than the more mature AmbiCom business line in 2015.

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

Overall operating expenses decreased by $203,297 for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, a decrease of 22%. The decrease in operating expenses is mainly due to the decrease of research and development expenses for efforts focused on our automated optimization software application, travel expense and professional fees.

General and administrative expense decreased by $189,431 or 24% for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The decrease was primarily due to the professional fee, which decreased by $127,930 for the three months ended October 31, 2015 from $206,180 for the three months ended October 31, 2014. Additionally, the Company incurred lower travel expenses associated with software development (decrease of $24,933).

Sales and marketing expenses decreased by $2,731 for the three months ended October 31, 2015 from $15,641 for the three months ended October 31, 2014. The decrease is primarily related to lower costs incurred to introduce our new Veloxum business line to the market.

Research and development expenses decreased by $11,135 for the three months ended October 31, 2015 from $115,029 for the three months ended October 31, 2014. The decrease is primarily due to lower professional fees incurred to explore other applications for our software optimization technology.

Loss from Operations

Loss from operations decreased from a loss of $913,059 for the three months ended October 31, 2014 to a loss of $735,615 for the three months ended October 31, 2015. The loss for the three months ended October 31, 2015 was a result of the decrease in R&D and consulting expenses related to our newly developed automated optimization software applications and the decrease in demand for our wireless device products from our customers who are upgrading their products with new interface wireless devices.

Other Income (expense)

Other income (expense) was ($184,051) for the three months ended October 31, 2015 compared to other expense of ($942) for the three months ended October 31, 2014. The increase in other expense for the three months ended October 31, 2015 is largely attributed to the interest expense charged on notes payable entered into in FY2015, the amortization of the debt discount associated with the notes payable, as well as the change in fair value of the derivative liability (embedded conversion feature in note agreements) of $ 149,960.

Capital Resources and Liquidity

For the three months ended October 31, 2015, we have financed our operations primarily through debt financings and sale of our Common Stock. During the three months ended October 31, 2015, the Company issued several convertible notes with an aggregate face value of $211,000 and received net proceeds of approximately $126,100, after discounts and issuance related expenses. At October 31, 2015, we had cash and cash equivalents of $55,185. We believe that, based on our current level of operations, our existing cash resources may not be able to support our ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

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

	October 31,	July 31,
	2015	2015
	(Unauidted)
Cash and cash equivalents	$55,185	$53,452
Short-term and long-term debt	$707,453	$341,125
Debt as percentage of stockholders' equity	32%	13%

In summary, out cash flows for each period were as follows:

	Three Months Ended October 31,
	2015	2014
Net cash used in operating activities	$(413,237)	$(425,889)
Net cash provided by financing activites	414,970	96,694
Net increase (decrease) in cash and cash equivalents	$1,733	$(329,195)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

Our total current assets declined 8% to $199,615 as of October 31, 2015, 2015 from $217,034 as of July 31, 2015 while our current liabilities increased 35% to $2,192,606 as of October 31, 2015 from $1,618,338 as of July 31, 2015. Our overall working capital decreased by 42% to a negative working capital of $1,992,991 as of October 31, 2015 from a negative working capital of $1,401,304 as of July 31, 2015.

Financing Activities

Financing cash flows consist primarily of borrowings and payments for long-term debt, payment of capital leases and proceeds from the sales of shares subject to the Company’s investment agreement.

Liquidity

Cash generated from financing activities is currently our primary source of liquidity. Cash and cash equivalents were $55,185 at October 31, 2015 compared to $53,452 at July 31, 2015. The net increase in cash over the period was primarily due to the decrease of net loss incurred by the Company during the period.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.  The ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards.  To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  We are currently in the process of evaluating the impact of the adoption of ASU 2015-17 on our consolidated financial statements.

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

In connection with the audit of the financial statements for the year ended July 31, 2015, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

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

The Company is committed to improving the internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future. Notwithstanding the material weaknesses that existed as of July 31, 2015, management has concluded that the condensed financial statements included elsewhere in this quarterly report present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with GAAP.

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

On November 17, 2015, the Company entered into a primary note with an investor for a total principal of $10,000, bears interest at 10% interest per year. The entire principal balances together with accrued interest are due on the maturity date of February 15, 2016.

On November 30, 2015, the Company filed a Certificate of Designations with the Secretary of State of Nevada to establish the relative rights, preferences and limitations of the Series D Preferred Stock authorizing the issuance of up to 19,675,000 shares of Series D Preferred Stock. The Series D is convertible at any time into shares of the Company’s common stock at the conversion rate of two shares of common stock per each share of Series D converted.  The Series D is treated on an “as converted” basis for both voting and liquidation rights. Each Holder of Series D Preferred Stock shall vote at the rate of twenty votes of Common Stock per share of Series D Preferred Stock and shall not be entitled to receive dividends on all matters to which shareholders of the Company are entitled to vote. On December 3, 2015, the Company issued 10,000,000 shares of Preferred Series D to its CEO.

On December 18, 2015, the Company agreed to transition the production servers of its data center to PC Drivers Headquarters, LP in consideration for the payment of $300,000.

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

Date: December 21, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: December 21, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)