Form 10-Q/A
period 2015-10-31
AMBICOM HOLDINGS, INC
filed 2015-12-24
CIK 1444310

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

As of December 21, 2015, the Registrant had 17,436,282 shares of common stock, par value $0.008 per share, issued and outstanding

1

Explanatory Note: The sole purpose of this Amendment No 1. to AmbiCom Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on December 21, 2015 (the “Original Filing Date”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL.

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

*  These exhibits were previously included or incorporated by reference in AmbiCom Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015, filed with the Securities and Exchange Commission on December 21, 2015.

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

Date: December 24, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer and Director (Principal Executive Officer)

Date: December 24, 2015	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

4