Form 10-Q
period 2016-01-31
AMBICOM HOLDINGS, INC
filed 2016-04-04
CIK 1444310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

COMMISSION FILE NUMBER: 333-153402

AMBICOM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2964607
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39440 Civic Center Drive, #217, Fremont, CA 94538 (408) 824-4987

(Address of principal executive offices)

(408) 824-4987

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

As of April 1, 2016, the Registrant had 38,792,015 shares of common stock, par value $0.008 per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	430	$53,452

Accounts receivable, net of allowance for doubtful accounts of $311 and $288 as of January 31, 2016, and July 31, 2015, respectively	5,178	1,851

Inventory, net of allowance of $29,249 and $5,271 as of January 31, 2016, and July 31, 2015, respectively	1,537	25,529
Prepaid expenses and other current assets	76,964	136,202
Total current assets	84,109	217,034

Property and equipment, net	77,967	154,998
Deposits	-	20,695
Intangible assets, net	-	4,644,906
Total assets	$162,076	$5,037,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$815,026	$458,134
Deferred revenue	147,756	132,056
Capital lease obligations - current portion	18,124	20,952
Notes payable - current portion	277,159	65,688
Convertible debt, net of debt discount - current portion	407,073	193,559
Derivative liabilities - current portion	630,966	567,314
Advance from development partner	180,635	180,635
Total current liabilities	2,476,739	1,618,338

Capital lease obligations - net of current portion	52,007	57,675
Notes payable - net of current portion	-	45,709
Convertible debt, net of debt discount - net of current portion	23,148	36,169
Derivative liabilities - net of current portion	4,977	314,679
Total liabilities	2,556,871	2,072,570

Commitments and contingencies (Note 5)

Convertible redeemable preferred stock, Series B, $0.008 par value 325,000 shares authorized; 262,475 shares issued and outstanding at January 31, 2016 and July 31, 2015. (Liquidation preference $2,600,000) - (Note 11)	262,475	262,475

Stockholders’ equity:

Preferred stock, Series C, $0.001 par value; 20,000,000 shares authorized; 18,500,000 shares and 0 shares issued and outstanding at January 31, 2016 and July 31, 2015, respectively	18,500	-

Preferred stock, Series D, $0.001 par value; 19,675,000 shares authorized; 10,000,000 shares and 0 shares issued and outstanding at January 31, 2016 and July 31, 2015, respectively	10,000	-

Common stock, $0.008 par value; 700,000,000 shares authorized; 32,230,683 and 5,599,912 shares issued and outstanding at January 31, 2016 and July 31, 2015, respectively	2,578,452	447,991
Additional paid in capital	16,320,843	17,834,719
Accumulated deficit	(21,585,065)	(15,580,122)
Total stockholders’ (deficit) equity	(2,657,270)	2,702,588
	$162,076	$5,037,633

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015

Revenue	$6,350	$36,036	$12,785	$138,775

Cost of revenue	32	26,586	23,992	121,014

Gross (loss) profit	6,318	9,450	(11,207)	17,761

Operating Expenses
General and administrative	604,147	680,287	1,205,432	1,471,033
Sales and marketing	-	66,735	12,910	82,346
Research and development	23,682	121,995	127,576	237,024
Impairment of intangibles	4,243,747	-	4,243,747	-
Total operating expenses	4,871,576	869,017	5,589,665	1,790,403

Loss from operations	(4,865,258)	(859,567)	(5,600,872)	(1,772,642)

Other income (expense)
Other income	100,000	44,387	100,000	44,387
Change in fair value of derivative liabilities	(92,462)	-	57,498	-
Interest expense	(227,557)	(7,827)	(561,569)	(8,769)

Net loss	$(5,085,277)	$(823,007)	$(6,004,943)	$(1,737,024)

Net loss per share, basic and diluted	$(0.289)	$(0.019)	$(0.489)	$(0.049)

Weighted-average shares used to compute net loss per share, basic and diluted	17,858,294	43,959,237	12,288,836	35,369,442

The accompanying notes are an integral part of these consolidated financial statements.

AMBICOM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(6,004,943)	$(1,737,024)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	19,128	17,816
Amortization of intangible assets	401,159	374,298
Stock-based compensation expense	103,671	129,204
Stock-based compensation expense related to issuance of Prefered C Stock	18,500	-
Stock-based compensation expense related to issuance of Prefered D Stock	23,000	-
Change in fair value of derivative liabilities	57,498	48,707
Non-cash interest expense relating to convertible debt and amortization of debt discount	345,952	6,667
Issuance of common stock in exchange for consulting services	3,500	77,500
Issuance of common stock to advisory board	2,320	189,400
Provision for bad debt	23	192
Provision for inventory	23,992	(5,806)
Intangible assets impairment charge	4,243,747	-
Changes in operating assets and liabilities:
Accounts receivable	(3,350)	(11,805)
Inventory	-	38,779
Prepaid expenses and other assets	33,829	(12,477)
Accounts payable and accrued liabilities	280,292	137,212
Deferred revenue	15,699	16,083
Security deposit	20,695	-
Net cash used in operating activities	(415,288)	(731,254)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	211,000	134,000
Payments on convertible debt	(64,000)
Proceeds from sale of common stock	-	119,998
Payments on capital Leases	(8,496)	(11,634)
Payments on note payable (Auto Loan)	(3,397)	(6,603)
Proceeds from issuance of notes payable	300,000	-
Payments on notes payable	(72,841)
Net cash provided by financing activities	362,266	235,761

Net decrease in cash and cash equivalents	(53,022)	(495,493)

Cash and cash equivalents, beginning of period	53,452	523,540

Cash and cash equivalents, end of period	$430	$28,047

Supplemental information:
Interest paid	$217,226	$8,769

Noncash investing and financing activities:
Fixed assets acquired pursuant to capital leases	$-	$93,294
Embedded derivative liabilities issued in connection with convertible debt	$211,000	$102,000
Issuance of common stock in connection with convertible debt	$-	$42,000
Conversion of preferred stock, Series A, to common stock	$-	$10,000
6% dividend for preferred stock Series B holders issued in common stock	$-	$126
Conversion of debt into common stock	$326,155	$-
Release of auto loan liability	$(56,856)	$-
Write of net balance of automobile	$(58,000)	$-

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

Details of the Company’s subsidiary as of January 31, 2016 are as follows:

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

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of the Company’s management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of January 31, 2016 and results of its operations and cash flows for the three months ended January 31, 2016 and 2015. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.

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

Allowance for Doubtful Accounts - An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of an allowance for doubtful accounts of $311 as of January 31, 2016 and $288 as of July 31, 2015, respectively.

Inventory - Inventory is stated at the lower of cost or market on an average cost basis. Inventory allowances are recorded for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. As of January 31, 2016 and July 31, 2015, the value of the inventory allowance was $29,249 and $5,271 respectively, and the inventory was comprised of finished goods.

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

The carrying amounts of the intangible assets as of January 31, 2016 and July 31, 2015 are as follows:

	July 31, 2015	Additions (impairment)	January 31, 2016	July 31, 2015	Expense	January 31, 2016	July 31, 2015	January 31, 2016	Useful Life (Years)
Developed technology	$4,767,286	$(3,626,573)	$1,140,713	$(797,897)	$(342,816)	$(1,140,713)	$3,969,389	$-	7
Trade names	816,800	(617,174)	199,626	(141,283)	(58,343)	(199,626)	675,517	-	7
Total intangible assets, net	$5,584,086	$(4,243,747)	$1,340,339	$(939,180)	$(401,159)	$(1,340,339)	$4,644,906	$-

Total amortization expense for intangible assets was $200,579 and $401,159 for the three months and six months ended January 31, 2016, all of which was recorded in operating expenses. As of January 31, 2016, the amortization expense related to identifiable intangible assets in future periods is expected to be $0.

In 2015, the Company finished developing and integrating its automated optimization software applications into the current offerings of its sales partner, PC Driver Headquarters under the Joint Development & License agreement (“JDLA”). On November 5, 2015, there was an arbitration award allowing PC Drivers access to our source code. Currently, there are disputes on revenue split between two parties under the JDLA. Since acquisition of the Intangible assets in May 2014, the technology and trade names acquired have not been able to generate revenue. We determined that the entire carrying value of the intangibles was impaired, resulting in an impairment charge of $4,243,747.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As of January 31, 2016, no liabilities were required to be recorded related to tax positions taken

In accordance with FASB guidance, the Company has elected to include interest and penalties related to its tax contingences as a component of other expense. There were no accruals for interest and penalties related to uncertain tax positions as of January 31, 2016.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Derivative Liability
Balance at August 1, 2015	$881,993
Issuance	211,000
Reduction upon conversion to common stock	(399,552)
Change in fair value recorded in other income (expense), net	(57,498)
Balance at January 31, 2016	$635,943

Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. If the collection of the receivable becomes doubtful, the Company establishes a reserve in an amount determined appropriate for the perceived risk.

The Company maintains its cash accounts at commercial banks. From time to time, cash balances maintained in such banks may exceed the insured amount by the Federal Deposit Insurance Corporation (FDIC). As of January 31, 2016, management does not believe it was exposed to any significant risk on cash balances.

Four customers accounted for 100% of revenue for the three months ended January 31, 2016 and one customer accounted for 71% of revenue for the three months ended January 31, 2015. Four customers accounted for 100% of revenue for the six months ended January 31, 2016 and two customers accounted for 85% of revenue for the six months ended January 31, 2015

There were no purchases for the three months ended January 31, 2016 and January 31, 2015. There were no purchases for the six months ended January 31, 2016 and one vendor accounted for 100% of purchases for the six months ended January 31, 2015

Convertible Instruments – The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging.”ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,(b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to ASC 815).

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

In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as of January 31, 2016, to settle all existing commitments.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

Note 4 - Liquidity and Management’s Plan

As of January 31, 2016, the Company had cash and cash equivalents of $430 and an accumulated deficit of $21,585,065. The Company also incurred a net loss of $6,004,943 and had net cash used in operating activities of $415,288 for the six months ended January 31, 2016. Given the Company’s negative cash flow from operations management anticipated its cash constraints and, therefore, took measures to meet its obligations.

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

On November 17, 2015, the Company entered into a promissory note with an investor for a total principal of $10,000 that bears interest at 5% interest per year. The entire principal balance together with accrued interest was originally due on February 15, 2016 and is now in default.

Management expects its new business for automated optimization of software applications will generate more revenue in the quarter ending April 30, 2016 and continue to grow. There can be no assurances that management will be able to successfully implement a long-term solution, and accordingly, the Company continues to explore debt and equity financing options. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next 12 months.

The Company believes in the viability of its strategy to increase revenue, cash flows, and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company will provide the Company with sufficient liquidity to continue to finance its operations.

Note 5 – Commitments and Contingencies

Office lease

The Company leased its office and warehouse subject to an agreement that was terminated on February 26, 2016. Rent expense was $34,114 for the three months ended January 31, 2016 and $13,419 for the three months ended January 31, 2015. Rent expense was $47,533 for the six months ended January 31, 2016 and $26,837 for the six months ended January 31, 2015. As of January 31, 2016, there is an outstanding rent payable of $40,448 and security deposit of $20,695. On February 26, 2016, the company settled with landlord on early termination with a total amount payable to the landlord for $60,000.

Capital leases

On October 31, 2014, the Company leased $93,294 of servers and network switches to increase production capacity for the OEM project with PC Driver Headquarters LP. The leases are payable in 60 monthly installments through fiscal year 2019. On March 31, 2015, the Company leased $4,356 of drivers to increase production capacity for the OEM project with PC Driver Headquarters LP. The leases are payable in 36 monthly installments through fiscal year 2018. The Company determined that the leases qualified as capital leases because the company will own the equipment at the end of the leasing term subject to a bargain purchase option. The Company allocated $18,124 to short-term capital lease obligations and $52,007 to long-term capital lease obligations at January 31, 2016.

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

As of January 31, 2016 and July 31, 2015, there were 262,475 shares of Series B Convertible Preferred Stock outstanding.

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

Series A Convertible Preferred Stock

The Company has authorized a total of 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A”).  The Series A is convertible at any time into shares of the Company’s common stock at the conversion rate of two shares of common stock per each share of Series A converted.  The Series A is treated on an “as converted” basis for both voting and liquidation rights. On November 20, 2014, the CEO of the Company converted 10,000,000 shares of preferred Series A to 20,000,000 shares of common stock. There are no shares of Series A preferred stock outstanding as of January 31, 2016.

Series C Convertible Preferred Stock

On September 4, 2015 (the “Filing Date”), the Company filed a Certificate of Designation with the Secretary of State of Nevada to establish the relative rights, preferences and limitations of the Series C Preferred Stock authorizing the issuance of up to 20,000,000 shares of Series C Preferred Stock. The Company has authorized a total of 20,000,000 shares of Series C Convertible Preferred Stock (the “Series C”). Provided the Company reports positive net income within the two years following the Filing Date, the Series C is convertible into shares of the Company’s common stock at the conversion rate of two shares of common stock per each share of Series C converted after the Company has reported positive Net Income in any of the Company’s financial statements filed with the Commission within the three fiscal years immediately following the filing of this Certificate of Designation. The Series C is treated on an “as converted” basis for both voting and liquidation rights.

On September 15, 2015, the Company issued 10,500,000 shares of preferred Series C to its certain Executive officers.

On October 19, 2015, the Company issued 8,000,000 shares of Preferred Series C to its CEO.

There are 18,500,000 shares of Series C preferred stock outstanding as of January 31, 2016.

Series D Convertible Preferred Stock

On November 30, 2015 (the “Filing Date”), the Company filed a Certificate of Designation with the Secretary of State of Nevada to establish the relative rights, preferences and limitations of the Series D Preferred Stock authorizing the issuance of up to 19,675,000 shares of Series D Preferred Stock. The Company has authorized a total of 19,675,000 shares of Series D Convertible Preferred Stock (the “Series D”). Provided the Company reports positive net income within the two years following the Filing Date, the Series D is convertible into shares of the Company’s common stock at the conversion rate of one share of common stock per each share of Series D converted without any further consideration or at the conversion rate of two shares of common stock per each share of Series D converted after the Company has reported positive Net Income in any of the Company’s financial statements filed with the Commission within the two fiscal years immediately following the filing of this Certificate of Designation. The Series D is treated on an “as converted” basis for both voting and liquidation rights.

On December 3, 2015, the Company issued 10,000,000 shares of Preferred Series D to its CEO.

There are 10,000,000 shares of Series D preferred stock outstanding as of January 31, 2016.

Options

As of January 31, 2016, there were options issued and outstanding for the purchase of 80,000 shares of common stock under the 2010 Equity Incentive Plan and 100,000shares of common stock under the 2014 Equity Incentive Plan.

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

No options were granted under the 2010 Plan during the three months and six months ended January 31, 2016 and January 31, 2015.

At January 31, 2016, 147,778 options remain available for future grant under the 2010 Plan.

As of January 31, 2016, there were options outstanding under the 2010 Plan to purchase 5,000 shares of common stock at a purchase price of $0.09 per share, 2,500 shares of common stock at a purchase price of $0.03 per share, 22,500 shares of common stock at a purchase price of $0.16 per share and 50,000 shares of common stock at a purchase price of $0.24 per share. No options have been exercised since the Plan was created.

The Company recognized a non-cash stock compensation expense of $38,424 and $103,671 for the three months and six months ended January 31, 2016, in connection with options issued under the 2010 Plan.

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

On August 11, 2014, 1,750,000 options were granted to two employees at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.86%; volatility of 200%; expected life of 6.5 years; and zero dividend yield; the Company recognized a non-cash stock compensation charge of $9,043 and $36,172 for the three months and six months ended January 31, 2016 in connection with the issuance and vesting of these options.

On September 5, 2014, 750,000 options were granted to one employee at an exercise price of $0.24 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.92%; volatility of 200%; expected life of 6.5 years; and zero dividend yield, the Company recognized a non-cash stock compensation charge of $2,689 and $10,757 for the three months and six months ended January 31, 2016 in connection with the issuance and vesting of these options.

On October 1, 2015, 1,500,000 options were granted to three employees at an exercise price of $0.02 per share. By using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.56%; volatility of 200%; expected life of 6.5 years; and zero dividend yield, the Company recognized a non-cash stock compensation charge of $1,732 and $2,474 for the three months and six months ended January 31, 2016 in connection with the issuance and vesting of these options.

As of January 31, 2016, there were options outstanding under the 2014 Plan to purchase 100,000 shares of common stock at a purchase price of $0.02 per share. No options have been exercised since the Plan was created.

All non-cash stock compensation expenses for the three months and six months ended January 31, 2016 and 2014 were allocated to selling and general expenses and research and development expense.

Common Stock

In September 2011, the Company amended and restated its Articles of Incorporation to effectuate a 1 for 8 reverse stock split by decreasing the authorized shares for issuance from 1,000,000,000 shares of common stock, $0.001 par value per share to 125,000,000 shares of common stock, $0.008 par value per share. On June 8, 2015, the Company increased the authorized shares of common stock to 200,000,000. On August 4, 2015, the Board and holders of a majority of the outstanding capital stock authorized and approved an amendment to increase the authorized shares of common stock to 700,000,000. There were 32,230,683 and 5,599,912 shares of common stock outstanding as of January 31, 2016 and July 31, 2015, respectively.

During the six months ended January 31, 2016, the Company issued the following shares of common stock:

On August 17, 2015, August 18, 2015 and September 17, 2015, the Company issued a total of 14,641 shares to consultants in exchange for service provided.

During the six months ended January 31, 2016, seven lenders converted an aggregate of $326,155 of principal and accrued interest owed under certain convertible note agreements into 22,130,634 shares of the Company's common stock. The notes were converted at a discount to the trading price of the common stock in accordance with the conversion terms under the different notes disclosed in Note 10.

On November 18, 2015, the Company’s Board of Directors deemed advisable and approved and adopted an amendment to our Articles of Incorporation effectuate change and reclassification of each ten (10) shares of our issued and outstanding common stock, par value $0.008 per share into one fully paid and non-assessable share of Common Stock.

Share and per-share amounts disclosed as of January 31, 2016 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the reverse stock split.

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

Note 8 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures –seven years; machinery and equipment –five years; software – five years; leasehold improvements –the life of the current facility lease. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. Depreciation expense for the three months and the six months ended January 31, 2016 and 2015 was $7,810 and $11,395, $19,128 and $17,816 respectively. The assets under capital leases as of January 31, 2016 and July 31, 2015 were $97,649 and $97,649, respectively. Accumulated depreciation related to assets under capital leases as of these dates was $25,215 and $12,730, respectively.

	January 31, 2016	July 31, 2015
Furniture and fixture	$27,634	$27,634
Machinery and equipment	125,189	125,189
Software	359,417	359,417
Leasehold Improvements	5,985	5,985
Vehicle	-	105,278
	518,225	623,503
Accumulated depreciation	(440,258)	(468,505)
Property and equipment, net	$77,967	$154,998

Note 9 – Notes Payable

The notes payable consisted of the following as of January 31, 2016 and July 31, 2015:

Note Payable Consists of the Following at:
	January 31, 2016	July 31, 2015
Note payable (Auto)	$-	$61,397
Notes payable	277,159	50,000
	277,159	111,397
Less current portion	(277,159)	(65,688)
Long-term notes payable	$-	$45,709

The automobile note payable was secured by the Company’s automobile bearing interest at 3.99% per annum with a maturity date of October 9, 2019. The Company’s monthly payment under the automobile note was $1,336 until maturity. On December 11, 2015, the company returned the automobile back to the dealer and was released from the liability. Accordingly, the company wrote off the vehicle and note payable.

The company entered into two notes payable on May 12, 2015 and August 31, 2015 for a total principal of $50,000 and $40,000 respectively. The notes bear interest at 5% per month. The total principal balances together with accrued interest were due on January 7, 2016 and was now in default.

On October 5, 2015, the Company entered into a note with an investor for a total principal of $100,000. The principal and accrued interest balances are due in 48 payments of $2,625 each to be paid within 12 months. The note grants a continuing security interest in all of the Company’s business equipment, inventory, accounts receivable, general intangibles, intellectual property, licenses, assets and properties of any kind.

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

On November 17, 2015, the Company entered into a promissory note with an investor for a total principal of $10,000 that bears interest at 5% interest per year. The entire principal balance together with accrued interest was originally due on February 15, 2016 and is now in default.

Note 10 – Convertible Debt and Derivative Liability

During the six months ended January 31, 2016, the lenders converted $334,155 of the principal balance of the notes in exchange for 22,130,634 shares of Common Stock, which also resulted in the de-recognition of $399,552 of the balance of the derivative liability. Gain of $159,939 was a result from the conversion and adjusted to additional paid in capital. As of January 31, 2016, the Company determined the fair value of the derivative liability was $635,943 and accordingly recorded the change in fair value of $57,498 as other expense in the statements of operations for the six months ended January 31, 2016.

On February 20, 2015, the Company entered into a convertible note agreement with an investor for the purchase and sale of up to $66,667 of the Company’s original issue discount convertible notes with a term of 2 years.

The agreement provides that the holder may convert the notes into common stock at the lesser of $0.15 per share or 60% of the lowest trading price in a 25 day trading window prior to the conversion. The note does not bear interest if repaid within 90 day of the borrowing date while a 12% one-time interest fee will be charged on the 91st day if the note is still outstanding. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on February 20, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $50,000 on the issuance date. The debt discount attributed to the convertible note and the derivative liability is being amortized over the term of the note of 2 years and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined there is no fair value of the derivative liability or the change in fair value. The note was fully converted into common stock.

On March 4, 2015, the Company entered into a convertible note agreement with an investor for a principal balance of $100,000 with a term of 1 year.

The agreement provides that the holder may convert the notes into common stock at 60% of the lowest trading price in a 15 day trading window prior to the conversion. The debt accrues interest at a rate of 8% per annum, payable in common stock at the conversion rate. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on March 4, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $89,672 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined there is no fair value of the derivative liability for this note. The note was fully converted into common stock.

On April 24, 2015, the Company entered into a convertible note agreement with an investor for a total principal of up to $115,000 with a term of 1 year. The debenture, in the principal amount of $115,000, was issued on April 24, 2015.

The agreement provides that the holder may convert the note into common stock at the lesser of $0.10 or 65% of the lowest trading price in a 30 day trading window preceding the date of conversion. The note accrues interest at a rate of 15% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on April 24, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $80,000 on the issuance date. The debt discount attributed to the convertible note and the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has increased to $99,531 and accordingly recorded the change in fair value of $32,293 as other expense in the statements of operations.

On April 24, 2015, the Company entered into a convertible note agreement with an investor for the purchase and sale of $50,000 of the Company’s original issue discount convertible note with a term of 8 months.

The agreement provides that the holder may convert the notes into common stock at 70% of the lowest trading price in a 30 day trading window prior to the conversion. The note accrues an interest of 1% per annum. The Company has determined that the right to convert the notes at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on April 24, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $31,572 on the issuance date. The debt discount attributed to the convertible note and the derivative liability is being amortized over the term of the note of 8 months and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has increased to $26,679 and accordingly recorded the change in fair value of $10,582 as other expense in the statements of operations. On December 31, 2015 the note matured. The remaining principal of $37,500 and accrued interest become due and payable. This event may be considered as an event of default under holder’s further instruction. Upon an event of default, interest shall be accrued at rate of 25% per annum or at the highest rated of interest permitted by law.

On May 21, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $43,000 of with a term of nine months.

The agreement provides that the holder may convert the note into common stock at 61% of the lowest 3 trading prices in a 10 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 8% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on May 21, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $29,204 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of nine months and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has increased to $5,536 and accordingly recorded the change in fair value of $832 as other expense in the statements of operations.

On June 11, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $27,778 of with a term of 2 years.

The agreement provides that the holder may convert the note into common stock at the lesser of 0.125 or 65% of the lowest trading prices in a 25 day trading window proceeding to the conversion. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on June 11, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $25,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 2 years and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has decreased to $4,977 and accordingly recorded the change in fair value of $478 as other income in the statements of operations.

On June 15, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $55,000 of with a term of 1 year.

The agreement provides that the holder may convert the note into common stock at 60% of the lowest trading prices in a 25 day trading window prior to the conversion or the effective date of the Note. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on June 15, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $55,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has increased to $40,965 and accordingly recorded the change in fair value of $11,292 as other expense in the statements of operations.

On July 9, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $65,750 of with a term of 9 months.

The agreement provides that the holder may convert the note into common stock at 63% of the lowest trading prices in a 25 day trading window prior to the conversion or the effective date of the Note after 180 days. The note accrues interest at a rate of 8% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on July 9, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $60,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 9 months and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has increased to $55,592 and accordingly recorded the change in fair value of $14,361 as other expense in the statements of operations.

On July 10, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $75,000 of with a term of 1 year.

The agreement provides that the holder may convert the note into common stock at 35% of the lowest trading prices in a 10 day trading window prior to the conversion or the effective date of the Note after 180 days. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on July 10, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $71,250 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has increased to $164,755 and accordingly recorded the change in fair value of $0 as other expense in the statements of operations.

On July 27, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $43,000 of with a term of 9 months.

The agreement provides that the holder may convert the note into common stock at 61% of the lowest 3 trading prices in a 10 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 8% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on July 27, 2015 and remeasured at each reporting period. The Company recorded a debt discount for the fair value of the derivative liability of $29,084 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 9 month and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has increased to $33,619 and accordingly recorded the change in fair value of $5,066 as other expense in the statements of operations.

On August 13, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $25,000 of with a term of 1 year.

The agreement provides that the holder may convert the note into common stock at 60% of the lowest trading prices in a 20 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 12% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on August 13, 2015 and remeasured at January 31, 2016. The Company recorded a debt discount for the fair value of the derivative liability of $ 18,592 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has increased to $24,655 and accordingly recorded the change in fair value of $6,458 as other expense in the statements of operations.

On August 13, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $25,000 of with a term of 1 year.

The agreement provides that the holder may convert the note into common stock at 60% of the lowest trading prices in a 20 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 12% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on August 13, 2015 and remeasured at January 31, 2016. The Company recorded a debt discount for the fair value of the derivative liability of $18,592 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 1 year and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has increased to $24,673 and accordingly recorded the change in fair value of $6,476 as other expense in the statements of operations.

On September 4, 2015, the Company entered into two convertible promissory notes with an investor for a total principal balance of $69,000 of with a term of 6 months.

The agreement provides that the holder may convert the note into common stock at 55% of the lowest trading prices in a 20 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on September 4, 2015 and remeasured at January 31, 2016. The Company recorded a debt discount for the fair value of the derivative liability of $ 58,372 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 6 months and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has increased to $77,340 and accordingly recorded the change in fair value of $0 as other expense in the statements of operations.

On September 21, 2015, the Company entered into a convertible promissory note with an investor for a total principal balance of $92,000 of with a term of 9 months.

The agreement provides that the holder may convert the note into common stock at 50% of the lowest 3 trading prices in a 20 day trading window prior to the conversion after 180 days. The note accrues interest at a rate of 10% per annum. The Company has determined that the right to convert the note at a discount represents an embedded derivative liability that met the criteria for bifurcation under ASC 815 “Derivative and Hedging” which generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. The fair value of the derivative liability was calculated using a Binomial Lattice model on September 21, 2015 and remeasured at January 31, 2016. The Company recorded a debt discount for the fair value of the derivative liability of $92,000 on the issuance date. The debt discount attributed to the derivative liability is being amortized over the term of the note of 9 months and recorded as interest expense in the statements of operations. As of January 31, 2016, the Company determined the fair value has increased to $120,666 and accordingly recorded the change in fair value of $0 as other expense in the statements of operations.

As of January 31, 2016, amounts outstanding under the Company’s convertible debt payable were as follows:

Principal balance	$621,039
Debt discount	(190,818)
Net carrying value of debt	430,221
Less current portion	(407,073)
Long term net carrying value of debt	23,148

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

On December 3, 2015 the President of the Company was terminated.

In February and March, 2016, three convertible notes with a total aggregate of $84,014 of principle and accrued interest matured and became due and now are in default. Currently, the Company is in negotiation with these three note holders regarding amended terms.

During the period from February 1, 2016 to March 17, 2016, three lenders converted an aggregate of $187,058 of principle and accrued interest owed under certain convertible note agreements into 6,561,251 shares of the Company's common stock. The notes were converted at a discount to the trading price of the common stock in accordance with the conversion terms under the different notes disclosed in Note 10.

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

Results of Operations

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDING JANUARY 31,

	Three Months Ended January 31,				Six Months Ended January 31,
	2016	2015	Change in Dollars	Change in Percent	2016	2015	Change in Dollars	Change in Percent
Revenue	6,350	36,036	(29,686)	-82%	12,785	138,775	(125,990)	-91%
Cost of Revenue	32	26,586	(26,554)	-100%	23,992	121,014	(97,022)	-80%
Gross Profit	6,318	9,450	(3,132)	-33%	(11,207)	17,761	(28,968)	-163%
Gross Profit/Revenue Percentage	99.5%	26.2%			-87.7%	12.8%

Operating Expenses:
General and administrative	604,147	680,287	(76,140)	-11%	1,205,432	1,471,033	(265,601)	-18%
Sales and marketing	-	66,735	(66,735)	-100%	12,910	82,346	(69,436)	-84%
Research and development	23,682	121,995	(98,313)	-81%	127,576	237,024	(109,448)	-46%
Intangible assets impairment charge	4,243,747	-	4,243,747		4,243,747	-	4,243,747
Total operating expenses	4,871,576	869,017	4,002,559	461%	5,589,665	1,790,403	3,799,262	212%

Loss from operations	(4,865,258)	(859,567)	(4,005,691)	-466%	(5,600,872)	(1,772,642)	(3,828,230)	-216%
Other Income (Expense):
Other income	100,000	44,387	55,613	-125%	100,000	44,387	55,613	-125%
Change in fair value of derivative liabilities	(92,462)	-	(92,462)		57,498	-	57,498
Interest expense	(227,557)	(7,827)	(219,730)	-2807%	(561,569)	(8,769)	(552,800)	-6304%
Net other income (expense)	(220,019)	36,560	(256,579)	702%	(404,071)	35,618	(439,689)	1234%

Net loss	$(5,085,277)	$(823,007)	$(4,262,270)	-518%	$(6,004,943)	$(1,737,024)	$(4,267,919)	-246%

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

Our revenue decreased by $29,686 or 82% to $6,350 for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. Our revenue decreased by $125,990 or 91% to $12,785 for the six months ended January 31, 2016 compared to the six months ended January 31, 2015, mainly as a result of a large portion of our products reaching the end of their product life cycle which resulted in a decrease in revenue as well as the Company's focus shifting towards investing in and marketing its software licensing products under its Veloxum business line.

Cost of Revenue

Our cost of revenue consists primarily of the amounts paid to third-party manufacturers for the products we purchase for resale, related packaging costs, as well as labor and material costs associated with our service and development projects.

Our cost of revenue decreased by $26,554 or 100% to $32 for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. Our cost of revenue decreased by $97,022 or 80% to $23,992 for the six months ended January 31, 2016 compared to the six months ended January 31, 2015. The decrease in cost of sales was largely a result of the decrease in revenue for the period.

Gross Profit & Gross Margin

Our gross profit declined by $3,132 or 33% to $6,318 for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. Our gross profit declined by $28,968 or 163% to a negative $11,207 for the six months ended January 31, 2016 compared to the six months ended January 31, 2015. The decrease is primarily attributed to the Company shifting its focus, efforts, and resources to the Veloxum business line, which provided a lower gross margin than the more mature AmbiCom business line in 2015. Our gross profit was $6,318 for the three months ended January 31, 2016 and a negative $11,207 for the six months ended January 31, 2016. The change is due to our revenue for the three months ended January 31, 2016 was all from software licensing resulting in a lower cost of revenue.

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

Overall operating expenses increased by $4,002,559 or 461% to $4,871,576 for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. Overall operating expenses increased by $3,799,262 or 212% to $5,589,665 for the six months ended January 31, 2016 compared to the six months ended January 31, 2015.The increase in operating expenses are mainly due to the impairment write off on the intangible assets of $4,243,747 and the increase of professional fees.

General and administrative expense decreased by $76,140 or 11% to $604,147 for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. General and administrative expense decreased by $265,601 or 18% to $1,203,432 for the six months ended January 31, 2016 compared to the six months ended January 31, 2015. The decrease was primarily due to the salary, which decreased by $116,958 for the three months ended January 31, 2016 from $140,750 for the three months ended January 31, 2015 and decreased by $122,499 for the six months ended January 31, 2016 from $289,041 for the six months ended January 31, 2015. The decrease was primarily due to the Company lower its overhead cost by using consulting based compensation.

Sales and marketing expenses decreased by $66,735 or 100% to $0 for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. Sales and marketing expenses decreased by $69,436 or 84% to $12,910 for the six months ended January 31, 2016 compared to the six months ended January 31, 2015. The decrease is primarily related to lower costs incurred to introduce our new Veloxum business line to the market.

Research and development expenses decreased by $98,313 or 81% to $23,682 for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. Research and development expenses decreased by $109,448 or 46% to $127,576 for the six months ended January 31, 2016 compared to the six months ended January 31, 2015. The decrease is primarily due to lower professional fees incurred to explore other applications for our software optimization technology.

Impairment of intangibles expense increased by $4,243,747 for the three months ended January 31, 2016 compared to $0 for the three months ended January 31, 2015. Impairment of intangibles expense increased by $4,243,747 for the six months ended January 31, 2016 compared to $0 for the six months ended January 31, 2015.

Loss from Operations

Loss from operations decreased from a loss of $859,567 for the three months ended January 31, 2015 to a loss of $4,865,258 for the three months ended January 31, 2016. Loss from operations decreased from a loss of $1,772,642 for the six months ended January 31, 2015 to a loss of $5,600,872 for the six months ended January 31, 2016. The loss for the three months ended January 31, 2016 were largely attributed to the impairment write off on the intangible assets of $4,243,747 and the decrease in R&D and consulting expenses related to our newly developed automated optimization software applications and the decrease in demand for our wireless device products from our customers who are upgrading their products with new interface wireless devices.

Other Income (expense)

Other income (expense) was ($220,019) for the three months ended January 31, 2016 compared to other income of $36,560 for the three months ended January 31, 2015. Other income (expense) was ($404,071) for the six months ended January 31, 2016 compared to other income of $35,618 for the six months ended January 31, 2015. The increase in other expense for the three months ended January 31, 2016 was a result of the increase in interest expense for note payables.

Capital Resources and Liquidity

For the six months ended January 31, 2016, we have financed our operations primarily through debt financings and sale of our Common Stock. During the six months ended January 31, 2016, the Company issued several convertible notes with an aggregate face value of $211,000 and received net proceeds of approximately $151,750, after discounts and issuance related expenses. At January 31, 2016, we had cash and cash equivalents of $430. We believe that, based on our current level of operations, our existing cash resources may not be able to support our ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

	January 31,	July 31,
	2016	2015
	(Unaudited)
Cash and cash equivalents	$430	$53,452
Short-term and long-term debt	$707,380	$341,125
Debt as percentage of stockholders’ (deficit) equity	-27%	13%

In summary, our cash flows for each period were as follows:

	Six Months Ended January 31,
	2016	2015
Net cash used in operating activities	$(415,288)	$(731,254)
Net cash provided by financing activites	362,266	235,761
Net decrease in cash and cash equivalents	$(53,022)	$(495,493)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

Our total current assets declined 61% to $84,109 as of January 31, 2016 from $217,034 as of July 31, 2015 while our current liabilities increased 53% to $2,476,739 as of January 31, 2016 from $1,618,338 as of July 31, 2015. Our overall working capital decreased by 71% to a negative working capital of $2,392,630 as of January 31, 2016 from a negative working capital of $1,401,304 as of July 31, 2015.

Financing Activities

Financing cash flows consist primarily of borrowings and payments for long-term debt, payment of capital leases and proceeds from the sales of shares subject to the Company’s investment agreement.

Liquidity

Cash generated from financing activities is currently our primary source of liquidity. Cash and cash equivalents were $430 at January 31, 2016 compared to $53,452 at July 31, 2015. The net increase in cash over the period was primarily due to the decrease of net loss incurred by the Company during the period.

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

On November 17, 2015, the Company entered into a promissory note with an investor for a total principal of $10,000 that bears interest at 5% interest per year. The entire principal balance together with accrued interest was originally due on February 15, 2016 and is now in default.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

On November 17, 2015, the Company entered into a promissory note with an investor for a total principal of $10,000 that bears interest at 5% interest per year. The entire principal balance together with accrued interest was originally due on February 15, 2016 and is now in default.

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

On November 17, 2015, the Company entered into a promissory note with an investor for a total principal of $10,000 that bears interest at 5% interest per year. The entire principal balance together with accrued interest was originally due on February 15, 2016 and is now in default.

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

During the period from February 1, 2016 to March 17, 2016, three lenders converted an aggregate of $187,058 of principal and accrued interest owed under certain convertible note agreements into 65,612,506 shares of the Company's common stock. The notes were converted at a discount to the trading price of the common stock in accordance with the conversion terms under the different notes disclosed in Note 10.

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

Date: April 4, 2016	By:	/s/ John Hwang
Name: John Hwang
Its: Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial and Accounting Officer)

